Form 10-K
period 2023-12-31
ADC Therapeutics SA
filed 2024-03-13
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39071
ADC Therapeutics SA
(Exact name of registrant as specified in its charter)

Switzerland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Biopôle Route de la Corniche 3B 1066 Epalinges Switzerland (Address of principal executive offices) (Zip code)	+41 21 653 02 00 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value CHF 0.08 per share	ADCT	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐          No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common shares on The New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $153.4 million.

As of March 1, 2024, the number of common shares outstanding was 82,529,549.

DOCUMENTS INCORPORATED BY REFERENCE: None

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “ADC Therapeutics,” “ADCT,” the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to ADC Therapeutics SA and its consolidated subsidiaries.
Trademarks
We own various trademark registrations and applications, and unregistered trademarks, including ADC Therapeutics, ADCT, ZYNLONTA and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
Market and Industry Data
This Annual Report contains industry, market and competitive position data that are based on general and industry publications, surveys and studies conducted by third parties, some of which may not be publicly available, and our own internal estimates and research. Third-party publications, surveys and studies generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. These data involve a number of assumptions and limitations and contain projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty.

FORWARD-LOOKING STATEMENTS
This Annual Report contains statements that constitute forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future catalysts, results of operations and financial position, business and commercial strategy, market opportunities, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, research and development costs, projected revenues and expenses and the timing of revenues and expenses, timing and likelihood of success, as well as plans and objectives of management for future operations are forward-looking statements. Many of the forward-looking statements contained in this Annual Report can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “intend,” “estimate,” “will” and “potential,” among others.
Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management at the time such statements are made. Such statements are subject to known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:
•the substantial net losses that we have incurred since our inception, our expectation to continue to incur losses for the foreseeable future and our need to raise additional capital to fund our operations and execute our business plan;
•our indebtedness under the loan agreement and guaranty (the “Loan Agreement”) with certain affiliates and/or funds managed by each of Oaktree Capital Management, L.P. and Owl Rock Capital Advisors LLC, as lenders, and Blue Owl Opportunistic Master Fund I, L.P., as administrative agent, and the associated restrictive covenants thereunder;
•the purchase and sale agreement (the “HCR Agreement”) with certain entities managed by HealthCare Royalty Management, LLC (“HCR”) and its negative effect on the amount of cash that we are able to generate from sales of, and licensing agreements involving, ZYNLONTA and Cami and on our attractiveness as an acquisition target;
•our ability to complete clinical trials on expected timelines, if at all;
•the timing, outcome and results of ongoing or planned clinical trials and the sufficiency of such results;
•undesirable side effects or adverse events of our products and product candidates;
•our and our partners’ ability to obtain and maintain regulatory approval for our product and product candidates;
•our and our partners’ ability to successfully commercialize our products;
•the availability and scope of coverage and reimbursement for our products;
•the complexity and difficulty of manufacturing our products and product candidates;
•the substantial competition in our industry, including new technologies and therapies;
•the timing and results of any early research projects and future clinical outcomes;
•our reliance on third parties for preclinical studies and clinical trials and for the manufacture, production, storage and distribution of our products and product candidates and certain commercialization activities for our products;
•our ability to obtain, maintain and protect our intellectual property rights and our ability to operate our business without infringing on the intellectual property rights of others;
•our estimates regarding future revenue, expenses and needs for additional financing;
•the size and growth potential of the markets for our products and product candidates potential product liability lawsuits and product recalls;
•and those identified in the “Item 1A. Risk Factors” section of this Annual Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), from time to time hereafter
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events, changed circumstances or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I
Item 1. Business
Overview
ADC Therapeutics is a leading, commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”) with a validated and differentiated technology platform with multiple payloads and targets, a robust next-generation research and development toolbox, and specialized end-to-end capabilities. We are advancing our proprietary ADC technology to transform the treatment paradigm for patients with hematologic malignancies and solid tumors.

We leverage our scientific and technical expertise and apply a disciplined approach to target selection to expand and advance our pipeline. We have created a diverse clinical and research pipeline that we are advancing with the goal of transforming the cancer treatment paradigm across both hematology and solid tumors. We are also seeking to expand the label for our marketed product, ZYNLONTA (loncastuximab tesirine) into new indications. Our portfolio of ADCs utilizes our highly potent pyrrolobenzodiazepine (“PBD”) technology, a differentiated exatecan-based payload with a novel hydrophilic linker and a next generation ADC toolbox.

In the hematology space, our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. Food and Drug Administration (“FDA”) and conditional approval from the European Commission for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. We are seeking to continue expanding ZYNLONTA into international markets throughout the world, and into earlier lines of DLBCL and indolent lymphomas, including follicular lymphoma (”FL”) and marginal zone lymphoma (“MZL”), as a single agent and in combination through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase 1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. In addition, we are investigating a CD-22 targeted compound, ADCT-602, in a Phase 1/2 investigator-initiated study in relapsed or refractory B-cell acute lymphoblastic leukemia.

In the solid tumor space, our clinical-stage pipeline consists of ADCT-601 (mipasetamab uzoptirine) targeting AXL as a single agent and/or in combination in sarcoma, pancreatic, and NSCLC. Our pre-clinical stage pipeline includes a portfolio of next generation investigational ADCs targeting Claudin-6, NaPi2b, PSMA and other undisclosed targets. In addition, we are advancing research with a range of payloads, linkers, and conjugation technologies against undisclosed targets.

Strategy

Our goal is to be a leading ADC company that transforms the lives of those impacted by cancer. To achieve this, we are focused on unlocking the potential value of our robust ADC portfolio across two pillars of growth: hematology and solid tumors.

We aim to expand our portfolio and accelerate the development of our pipeline through targeted investments and in collaboration with strategic partners. In this way, we plan to pursue multiple targets in parallel, enabling us to prioritize and ensure disciplined capital allocation strategy while advancing the most promising candidates in both hematology and solid tumors.

Our key priorities span both pillars of our strategy.

(1) Hematology:

•Maximize the ZYNLONTA opportunity.

▪Maximize ZYNLONTA in 3L+ DLBCL. We believe we are well-positioned to grow ZYNLONTA in the 3L/3L+ setting of DLBCL through increased awareness of ZYNLONTA’s single agent efficacy and manageable safety profile making it well-suited for use across both academic and community treatment settings.

▪Seek to expand ZYNLONTA into earlier lines of DLBCL and indolent lymphomas as a single agent and in combination with other drugs. We are exploring the potential to move ZYNLONTA into earlier lines of therapy in combination with rituximab and other novel combinations through our clinical trials and IITs. We believe these development efforts, if successful, will enable ZYNLONTA to move into earlier lines of treatment and potentially become a combination agent of choice in the second-line and third-line settings, increasing ZYNLONTA’s overall market opportunity.

▪Continue to advance the development and commercialization of ZYNLONTA outside of the United States through strategic partnerships. We are committed to providing global access to ZYNLONTA to patients who may benefit from this treatment. We have entered into strategic agreements to maximize the commercial potential of ZYNLONTA, including an exclusive license agreement with Mitsubishi Tanabe Corporation (“MTPC”) in Japan, and a joint venture with Overland Pharmaceuticals in China (including Hong Kong, Macau), Singapore, and Taiwan, and an exclusive license agreement with Sobi for all other regions, excluding the U.S. In Europe, ZYNLONTA has received conditional approval from the European Commission for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. In China, we submitted a marketing authorization application seeking an indication for relapsed or refractory DLBCL after two or more lines of systemic therapy. In Japan, MTPC is undertaking a Phase 1/2 bridging study and joined the LOTIS-5 confirmatory Phase 3 clinical trial.

•ADCT-602 (targeting CD22): The Company is developing ADCT-602 in collaboration with MD Anderson Cancer Center for patients with relapsed or refractory acute lymphoblastic leukemia. Dose escalation and expansion in the Phase 1 trial is progressing and additional clinical trial sites are being added.

(2) Solid Tumors:

•Advance ADC assets against validated targets in indications with high unmet need. ADCT-601 (mipasetamab uzoptirine) (targeting AXL): The Company is evaluating ADCT-601 in a Phase 1b trial in patients with sarcoma, pancreatic cancer and AXL-expressing non-small cell lung cancer and is currently in dose optimization for expansion as single agent and/or in combination.

•Broaden our ADC platform and leadership. The Company is advancing a portfolio of investigational ADCs including those targeting Claudin-6, NaPi2b and PSMA. These candidates are based on an innovative proprietary approach which utilizes exatecan with a novel hydrophilic linker as a highly potent and differentiated payload. We are leveraging our decade-long expertise in the ADC field with multiple INDs and a proven track record of success to continue building this toolbox with new antibody formats, linkers and toxins while advancing a range of payloads, linkers and conjugation technologies against multiple targets to develop differentiated next-generation assets.

Our Competitive Capabilities

We are a pioneer and leader in the ADC field with specialized end-to-end capabilities for developing optimized ADCs. This includes a strong, integrated research & development organization and a validated technology platform with two clinical-stage product candidates currently in the pipeline, multiple next-generation ADCs being developed and a proven executional track record that includes ZYNLONTA, the first PBD-based ADC receiving accelerated approval from the FDA and conditional approval from the European Commission. Since the company was founded in 2011, ADC Therapeutics has significantly invested in all the core capabilities required for the design, pre-clinical and clinical development and manufacturing of novel ADCs. In the discovery stage, we utilize cutting-edge research to select optimal targeting moiety, linker and payload. The intersection of our technical capabilities, integrated organization and depth of experience allows us to move efficiently through preclinical development into the clinic in pursuit of therapeutic window, if needed in biomarker enriched patient populations. Further, Our robust in-house CMC capabilities utilize a highly experienced workforce to manage a top-tier external manufacturing network through third-party CMOs. Our third-party CMO network is capable of manufacturing highly potent molecules and complex biologics.

Key Strengths of ADCs

Antibody drug conjugates (ADCs) are an established therapeutic approach in oncology. ADCs selectively deliver potent cytotoxins directly to tumor cells, with the goal of maximizing activity in tumor cells while minimizing toxicity to healthy cells. ADCs are an important part of the cancer treatment paradigm for the following reasons:

•Selective Targeting. Traditional chemotherapies are unable to distinguish between healthy cells and tumor cells and therefore have a narrow therapeutic window (i.e., the dose range that can treat disease effectively without causing unacceptable toxic side effects). In contrast, ADCs, through their use of tumor-specific antibodies, target tumor cells with greater selectivity than chemotherapies. This selective targeting allows ADCs to use potent cytotoxins at dose levels that otherwise would not be tolerated and ADCs therefore represent a highly effective treatment approach while maintaining manageable side effects.

•Wide Addressable Patient Population. ADCs represent a treatment approach that expands the treatment options available to cancer patients. Many therapies are not appropriate for certain patient populations. For example, chemotherapy may not be appropriate when the patient is too sick to tolerate or does not respond to available chemotherapeutics, stem cell transplant may not be appropriate when the patient is frail, and some novel targeted therapies such as CAR-T (i.e., a type of treatment in which a patient’s T cells are modified in the laboratory so they will attack cancer cells) may not be appropriate when there is significant comorbidity. As a result of these limitations, there remains a significant unmet medical need for patients for whom other treatment options are inappropriate or ineffective.

•Potential in Relapsed or Refractory Patients. Traditional therapies typically have limited effectiveness for patients who exhibit relapsed (i.e., the cancer returns after an initial positive response to treatment) or refractory (i.e., the cancer is resistant to treatment) disease. In contrast, some ADCs have proven efficacious in such patient populations while maintaining a manageable safety profile. Therefore, ADCs represent an important part of the cancer treatment paradigm, expanding the treatment options available to patients suffering from relapsed or refractory disease.

ADC Design

An ADC consists of three components: (i) an antibody that selectively targets a distinct antigen preferentially expressed on tumor cells; (ii) a cytotoxic molecule, often referred to as the toxin or the warhead, that kills the target cell; and (iii) a chemical linker that joins together the antibody and the warhead. The warhead and the linker are together referred to as the payload. The figure below shows the three components of an ADC.
_______________
Schematic representation of an ADC, showing its three components.
Within ADC Therapeutics, we have a strong focus on technology development with the goal of developing best-in-class ADC candidates with an optimal therapeutic window for any given tumor target.

An overview of our expanding toolbox is presented in the table below.

A Growing Toolbox with a Range of Payloads, Linkers and Conjugation Technologies

Note: 1 DAR: Drug antibody ratio
Antibody

Different antibody technologies can be used to optimize targeting of the ADC to the tumor and/or to enhance uptake of the ADC into the tumor once it is bound to the target on the membrane of the tumor. Currently, while most of the ADCs in development are based on monoclonal antibody targeting, we are also exploring the use of bispecific and/or biparatopic antibodies in our ADC selection to enhance the uptake of the ADC into the tumor. We are also exploring the use of novel antibody formats in ADC design such conditionally binding antibodies. Conditionally binding antibodies bind stronger to target expressed in the more acidic local tumor environment and bind less strong to target expressed on healthy tissue which has neutral pH.

Toxins

Our current pipeline consists of multiple programs targeting a variety of hematological and solid tumor targets for which we have selected ADC candidates employing our proprietary exatecan platform or PBD dimer technology (under license from AstraZeneca). Exatecans belong to the family of camptothecins, which are naturally occurring pentacyclic quinoline alkaloids that bind to DNA topoisomerase I, inhibiting DNA relegation and finally causing apoptosis. Campothecins such as exatecan therefore possesses high cytotoxic activity against a variety of tumors. The potency of exatecan is slightly higher than DXd, the topoisomerase I inhibitor used in EnhertuTM and other ADCs in clinical development such as ifinatamab deruxtecan, patritumab deruxtecan and raludotatug deruxtecan.

PBD dimers are highly potent and bind irreversibly to two guanines from opposite DNA strands in minor groove of DNA without distorting the double helix, potentially evading DNA repair mechanisms. The interstrand cross-links block DNA strand separation, disrupting essential DNA metabolic processes such as replication, and ultimately result in cell death. These interstrand cross-links persist in target cells and can lie dormant, potentially for weeks, which may contribute to the frequency and durability of responses in heavily pre-treated and primary refractory patients that we have observed in our clinical trials with PBD-based ADCs.

Both exatecans and PBD dimers cause a bystander effect, which occurs when a released warhead (from a target positive cells which has internalized and processed the ADC) is able to diffuse into and kill neighboring cells in the tumor microenvironment, irrespective of those cells’ antigen expression. Since exatecan and PBD dimers are cell-permeable, they may be able to diffuse into adjacent cells and kill them in an antigen-independent manner. Importantly, the bystander effect of exatecan has been observed to be considerably stronger than the other topoisomerase 1 inhibitor DXd. Both exatecan and PBD dimers also cause immunogenic cell death (ICD), whereby a cancer cell’s death expresses certain stress signals that induce the body’s anti-tumor immune response through the activation of T cells and antigen-presenting cells. This opens up the potential for combining our ADCs with other therapies, particularly with immuno-oncology therapies such as checkpoint inhibitors, that are specifically designed to activate the patient’s own immune system to combat cancer.

In addition to our proprietary exatecan platform and PBD dimer technology, we have access to another DNA alkylating cytotoxin which we can access under a license agreement. We are furthermore developing payloads based on immune modulators to develop immune stimulating antibody conjugates (ISACs) based on TLR7 or TLR8 agonists. Our ultimate objective is to have a variety of different toxins with orthogonal Mode of Action which can be used to design dual conjugate ADCs (i.e. an ADC to which two different toxins are conjugated).

Linkers

Our linker design focuses on different aspects. First, we focus on the spacer in the linker. Our proprietary exatecan platform is based on a novel hydrophilic spacer which allows conjugation of exatecan to antibodies at high drug to antibody ratio (DAR). Secondly, we have cleavable versus non-cleavable linker configurations. While cleavable linkers are the preferred choice if a bystander effect of the ADC is desired, in certain cases bystander activity should be avoided, which can be achieved using non-cleavable linkers. Finally, we have developed a set of branched linkers that allows us to increase the DAR or to generate ADCs with multiple toxins on a single conjugation site.

Conjugation Technologies

Depending on the desired DAR and other criteria such as the need for FcGamma Receptor Binding, we have the potential to design the optimal ADC using a selection of different site-specific conjugation technologies, either enzymatic or non-enzymatic. We also have access to multiple conjugation chemistries such as classical maleimide and bio-orthogonal click chemistry and we are implementing additional proprietary approaches. We also have a variety of tools that allows us to design Dual Conjugate ADCs, i.e. ADCs with different toxins conjugated to different sites on the antibody.

Our Portfolio and Pipeline
The following table provides an overview of our current product portfolio and research pipeline:
NTE: Non-Transplant Eligible. 1. DLBCL, FL, MZL 2. Non-selected advanced/metastatic NSCLC completed. Moving forward with AXL expressing NSCLC Contingent on in-house assay. AA: Accelerated Approval.

Our Market Opportunity
There are two core pillars to our strategy which we believe will unlock the tremendous value we see in the Company. Our first pillar, and primary focus, is hematology. The second pillar of our strategy is grounded in our emerging solid tumor pipeline.

Hematology:

(1) ZYNLONTA (loncastuximab tesirine): ADC Targeting CD19
The Lymphoma Disease Setting

We have and continue to develop ZYNLONTA for the treatment of B-cell lymphomas, including:
•DLBCL, is the most common type of lymphoma. It is an aggressive form of non-Hodgkin lymphoma (“NHL”) and accounts for 30% of all NHL cases. Approximately 32,000 people in the United States are diagnosed with DLBCL each year and the five-year prevalence for DLBCL is an estimated 109,000 patients, with approximately 70% in the first-line setting, approximately 21% in the second-line setting and approximately 9% in the third-line setting.

•FL, which is an indolent type of NHL. In the United States, the five-year prevalence for FL is an estimated 61,000 patients, with approximately 65% in the first-line setting, approximately 24% in the second-line setting and approximately 11% in the third-line setting.

•MZL, which is an indolent type of NHL. In the United States, the five-year prevalence for MZL is an estimated 38,000 patients, with approximately 61% in the first-line setting, approximately 27% in the second-line setting and approximately 12% in the third-line setting.

Currently, ZYNLONTA is approved for the treatment of DLBCL in the third-line setting. We believe that our LOTIS-5 confirmatory Phase 3 clinical trial evaluating the efficacy of ZYNLONTA and rituximab, if successful, could allow this combination to be approved for use in the second-line setting for the treatment of DLBCL. In addition, our LOTIS-7 Phase 1b clinical trial is currently evaluating ZYNLONTA in combination with either glofitamab or mosunetuzumab in DLBCL, FL, and MZL, which could provide data supporting the efficacy and safety for these novel combinations also in the second line setting.

Advancing ZYNLONTA Development
Our flagship product, ZYNLONTA (loncastuximab tesirine) is an ADC targeting CD19-expressing cancers. It received accelerated approval from the FDA and conditional approval from the European Commission for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We are seeking to expand ZYNLONTA into international markets throughout the world, and into earlier lines of DLBCL and other indolent lymphomas as a single agent and in combination through our LOTIS-5 and LOTIS-7 clinical trials, as well as through IITs at leading institutions. ZYNLONTA as a monotherapy has a differentiated profile. Based on data from our LOTIS-2 trial, ZYNLONTA provides rapid responses with the median time to response of 1.5 months. Responses were durable for patients with a complete response and the median duration of response had not yet been reached at the 2-year follow-up. ZYNLONTA has a manageable safety profile with no cytokine release syndrome (CRS), no Risk Evaluation and Mitigation Strategies (“REMS”) or requirement for in-patient stay. ZYNLONTA’s profile is well-positioned for community treaters who do not have access to more complex therapies like CAR-T and newly approved bi-specific antibodies.
Structure and Mechanism of Action
ZYNLONTA is composed of a humanized monoclonal antibody (RB4v1.2) directed against human CD19 and conjugated through a cathepsin-cleavable linker to SG3199, a PBD dimer cytotoxin. Once bound to a CD19-expressing cell, it is internalized by the cell, following which the warhead is released. The warhead is designed to bind irreversibly to DNA to create highly potent interstrand cross-links that block DNA strand separation, thus disrupting essential DNA metabolic processes such as replication and ultimately resulting in cell death.
The human CD19 antigen is involved in the recognition, binding and adhesion processes of cells, mediating direct interactions between surfaces of different cell types and pathogen recognition. CD19 is expressed only on B cells (i.e., a type of white blood cell that plays a significant role in protecting the body from infection by producing antibodies)

throughout all stages of B cell development and differentiation. Its expression is maintained at high levels in hematologic B cell malignancies, including NHL and certain types of leukemia.
Regulatory Approval
On April 23, 2021, ZYNLONTA received accelerated approval from the FDA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including DLBCL not otherwise specified, DLBCL arising from low-grade lymphoma and high-grade B-cell lymphoma. Continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial, which we intend to satisfy through our LOTIS-5 confirmatory Phase 3 clinical trial.
On December 20, 2022, the European Commission granted conditional marketing authorization for the use of ZYNLONTA for the treatment of relapsed or refractory DLBCL. The decision is valid in all European Union Member States, Iceland, Norway, and Liechtenstein. Continued approval for this indication is contingent upon verification of clinical benefit in a confirmatory trial, which we intend to satisfy through our LOTIS-5 confirmatory Phase 3 clinical trial.
Commercialization
We continue to directly commercialize ZYNLONTA in the United States through a commercial organization comprised of cross-functional employees, including marketing, sales, market access, insights and analytics, and commercial operations functions. Our field sales team calls on healthcare providers across both the academic and community settings and has the potential to cover more than 90% of the DLBCL opportunity.

Outside of the United States, we have entered into strategic agreements to maximize the commercial potential of ZYNLONTA, including an exclusive license agreement with MTPC in Japan, and a joint venture with Overland Pharmaceuticals in China (including Hong Kong, Macau), Singapore, and Taiwan, and an exclusive license agreement with Sobi for all other regions, excluding the U.S. and Japan. In Europe, ZYNLONTA has received conditional approval from the European Commission for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. In China, we submitted a marketing authorization application seeking an indication for relapsed or refractory DLBCL after two or more lines of systemic therapy. In Japan, MTPC is undertaking a Phase 1/2 bridging study and joined the LOTIS-5 confirmatory Phase 3 clinical trial.
Confirmatory Phase 3 Clinical Trial (LOTIS-5)
LOTIS-5 is a Phase 3, randomized, open-label, two-part, two-arm, multi-center clinical trial of ZYNLONTA combined with rituximab compared to immunochemotherapy in patients with relapsed or refractory DLBCL. We believe that this clinical trial, if successful, will support an sBLA for ZYNLONTA to be used as a second-line therapy for the treatment of relapsed or refractory DLBCL in transplant-ineligible patients.
Clinical Trial Design
The primary objective of the clinical trial is to evaluate the efficacy of ZYNLONTA combined with rituximab compared to standard immunochemotherapy, as measured by PFS. The secondary objectives of the clinical trial are to evaluate OS as well as: (i) characterize the safety profile of ZYNLONTA combined with rituximab, (ii) characterize the pharmacokinetic profile of ZYNLONTA combined with rituximab, (iii) evaluate the immunogenicity of ZYNLONTA combined with rituximab and (iv) evaluate the impact of ZYNLONTA combined with rituximab treatment on treatment-related and disease-related symptoms, patient-reported functions and overall health status.
The clinical trial is enrolling patients with pathologically confirmed relapsed or refractory DLBCL who are not considered by the investigator to be a candidate for SCT and who had failed at least one multi-agent systemic treatment regimen. We expect to complete enrollment in 2024.
The clinical trial is being conducted in two parts: In the safety run-in, the first 20 patients were non-randomly assigned to receive ZYNLONTA in combination with rituximab to compare the combination’s toxicity against historical safety data from monotherapy clinical trials of ZYNLONTA. The randomized part of the clinical trial was initiated after the last patient in the safety run-in completed the first treatment cycle and it was observed that there were no significant increases in toxicity of the combination as compared to historical safety data of ZYNLONTA used as a monotherapy. Patients are randomly assigned 1:1 to receive either ZYNLONTA in combination with rituximab or rituximab in combination with gemcitabine and oxaliplatin.

Interim Data
On August 30, 2023, we announced that updated safety run-in results from the clinical trial. The 20 patients in the safety run-in were a median age of 74.5 years and had previously received a median of five cycles of ZYNLONTA in combination with rituximab and one previous therapy. As of the April 10, 2023, data cutoff:
•Seven patients completed treatment and five continue in follow-up.
•The ORR by central review was 16/20 (80%). A total of 10/20 (50%) and 6/20 (30%) patients attained complete and partial response, respectively.
•The median DoR was 8.0 months and the median PFS was 8.3 months.
•A total of 11 (55%) patients had Grade ≥3 TEAEs. The most common Grade ≥3 TEAEs were increased gamma-glutamyltransferase (five patients (25%)) and neutropenia (three patients (15%)).
As noted by the clinical team and confirmed with the Independent Data Monitoring Committee (IDMC), we have observed higher-than-expected censoring in this trial. As a result, we may need to enroll additional patients, beyond the originally planned 350 patients, to achieve the required number of pre-specified progression-free survival events. Nonetheless, we continue to expect to complete enrollment of this trial in 2024. The IDMC noted no safety concerns and recommended the trial to proceed at its most recent meeting held in January 16, 2024.

Pivotal Phase 2 Clinical Trial in Relapsed or Refractory Diffuse Large B-Cell Lymphoma
We have conducted a 145-patient Phase 2, multi-center, open-label, single-arm clinical trial to evaluate the safety and efficacy of ZYNLONTA in patients with relapsed or refractory DLBCL.
Clinical Trial Design
The primary objective of the clinical trial was to evaluate the efficacy of ZYNLONTA in patients with relapsed or refractory DLBCL, measured by ORR based on the 2014 Lugano Classification Criteria. The secondary objectives were to (i) further evaluate the efficacy of ZYNLONTA measured by duration of response (“DoR”), complete response rate (“CRR”), progression-free survival (“PFS”), relapse-free survival (“RFS”) and overall survival (“OS”), (ii) characterize the safety profile of ZYNLONTA, (iii) characterize the pharmacokinetic profile of ZYNLONTA, (iv) evaluate the immunogenicity of ZYNLONTA and (v) evaluate the impact of ZYNLONTA treatment on health-related quality of life (“HRQoL”).
The clinical trial enrolled patients with pathologically confirmed relapsed or refractory DLBCL who have previously received two or more multi-agent systemic treatment regimens. The table below presents information about the patients’ characteristics.

Patient Characteristics		n=145
Age, median (minimum, maximum)		66	(23, 94)
Histology, n (%)	DLBCL Not otherwise specified	128	(88.3)
	HGBCL*	10	(6.9)
	PMBCL**	7	(4.8)
Cancer characteristic, n (%)	Double-hit or triple-hit disease***	15	(10.3)
	Double/triple expressor	20	(13.8)
	Transformed disease****	29	(20.0)
Disease stage*****, n (%)	I-II	33	(22.8)
	III-IV	112	(77.2)
Number of previous systemic therapies received, median (minimum, maximum)		3	(2, 7)
Response to first-line prior systemic therapy, n (%)	Relapsed	99	(68.3)
	Refractory	29	(20.0)
Response to most recent prior systemic therapy, n (%)	Relapsed	44	(30.3)
	Refractory	88	(60.7)
Refractory to all prior systemic therapies, n (%)	Yes	24	(16.6)
	No	115	(79.3)
Prior stem cell transplant, n (%)	Autologous stem cell transplant	21	(14.5)
	Allogeneic stem cell transplant	2	(1.4)
	Both autologous and allogeneic stem cell transplant	1	(0.7)
	No	121	(83.4)
_______________
Information about the patients’ characteristics. *High-grade diffuse large B-cell lymphoma. **Primary mediastinal large B-cell lymphoma. ***Double-hit or triple-hit DLBCL are rare subtypes of DLBCL characterized by two or three recurrent chromosome translocations and are generally associated with poor prognosis. ****Transformed disease is recorded for patients who had another type of lymphoma that transformed to DLBCL. *****Disease stage is determined by the location of the tumor: Stage I means that the cancer is located in a single region, usually one lymph node and the surrounding area. Stage II means that the cancer is located in two separate regions, an affected lymph node or lymphatic organ and a second affected area, and that both affected areas are confined to one side of the diaphragm; Stage III means that the cancer has spread to both sides of the diaphragm, including one organ or area near the lymph nodes or the spleen; Stage IV means diffuse or disseminated involvement of one or more extralymphatic organs, including any involvement of the liver, bone marrow, or nodular involvement of the lungs.
Clinical Trial Results
The mean number of treatment cycles received was 4.6 and the maximum number of treatment cycles received was 26.
As of March 1, 2021, the main observed safety and tolerability findings were as follows:
•Grade ≥3 TEAEs were reported in 107 patients, or 73.8% of patients. The most common Grade ≥3 TEAEs that were reported in more than 10% of patients included neutropenia (reported in 26.2% of patients), thrombocytopenia (reported in 17.9% of patients), gamma-glutamyltransferase increased (reported in 17.2% of patients) and anemia (reported in 10.3% of patients).
•Treatment-related adverse events in 27 patients, or 18.6% of patients, led to treatment discontinuation. The most common of such adverse events that led to treatment discontinuation in more than 2% of patients included gamma-glutamyltransferase increased (led to treatment discontinuation in 11.7% of patients), peripheral edema (led to treatment discontinuation in 2.8% of patients) and localized edema (led to treatment discontinuation in 2.1% of patients).
•No increase in adverse events was observed in patients aged ≥65 years compared to younger patients.
The main observed efficacy findings were as follows:
•Thirty-six patients, or 24.8% of patients, achieved a complete response and another 34 patients, or 23.4% of patients, achieved a partial response, resulting in a 48.3% ORR. The median time to first response was 41.0 days.
•ZYNLONTA’s favorable clinical activity was observed across a broad patient population in this clinical trial, including transplant eligible and ineligible patients, patients who have not responded to first-line therapy or any prior therapy, double-hit and triple-hit disease and transformed disease and patients who had received prior CD19 therapies or SCT.

•The median DoR was 13.37 months for patients who achieved a response. The median DoR was not reached for patients who achieved a complete response and was 5.68 months for patients who achieved a partial response. The median DoR observed in subgroups at high risk of poor prognosis was comparable to that observed in the overall study population.
•Sixteen patients received CD-19 directed CAR-T after receiving treatment with ZYNLONTA, with an investigator-assessed ORR of 56.3% (eight complete response and one partial response). Eleven patients received SCT as consolidation after responding to treatment with ZYNLONTA.
•The median progression free survival was 4.93 months.
•The median overall survival was 9.53 months.
Other ZYNLONTA Clinical Trials
LOTIS-7
LOTIS-7 is a Phase 1b, multi-center, open-label, multi-arm study to evaluate the safety and anti-cancer activity of ZYNLONTA in combination with other anti-cancer agents in patients with relapsed or refractory B-cell NHL. The primary objective of the clinical trial is to characterize the safety and tolerability of loncastuximab tesirine in combination with polatuzumab vedotin, glofitamab, or mosunetuzumab, and to identify the maximum tolerated dose (“MTD”) and/or recommended dose for expansion (“RDE”) for any of the combinations.

The secondary objectives of the clinical trial are to evaluate the anti-cancer effect of loncastuximab tesirine in combination with polatuzumab vedotin, glofitamab, or mosunetuzumab, to characterize the pharmacokinetics (“PK”) profile of loncastuximab tesirine in combination with polatuzumab vedotin, glofitamab, or mosunetuzumab, and to evaluate the immunogenicity of loncastuximab tesirine, glofitamab, and mosunetuzumab, respectively.

The clinical trial is enrolling patients with relapsed or refractory B-cell NHL who have previously received two or more multi-agent systemic treatment regimens (in the dose escalation part) or who have previously received one or more multi-agent systemic treatment regimens (in the dose expansion part). The clinical trial is expected to enroll approximately 200 patients. The clinical trial intends to evaluate various combinations in two parts: dose escalation and dose expansion. Dose escalation is ongoing with a cohort of patients receiving ZYNLONTA in combination with mosunetuzumab or in combination with glofitamab.

The dose-limiting toxicity (DLT) period has been cleared for the first two dosing levels of ZYNLONTA (90 µg/kg, 120 µg/kg) in both arms and we are currently enrolling patients at 150 µg/kg. After the first Investigator assessment, we have seen evidence of anti-tumor activity among the majority of patients dosed at the first two levels, with mixed histologies including DLBCL, FL, and MZL. Once dose escalation is complete, we plan to expand at the appropriate dose levels. The Company expects to share additional data once a larger and more mature dataset is available.

LOTIS-10
LOTIS-10 is a Phase 1b open-label, multi-center study to evaluate the safety, pharmacokinetics and anti-cancer activity of ZYNLONTA in patients with relapsed or refractory DLBCL or high-grade B-cell lymphoma (“HGBCL”) with hepatic impairment. The primary objective of the clinical trial is to determine the recommended dosing regimen of loncastuximab tesirine in DLBCL or HGBCL patients with moderate and severe hepatic impairment. The secondary objectives of the clinical trial are to characterize the PK profile, safety and tolerability of loncastuximab tesirine in patients with hepatic impairment, and to evaluate the antitumor activity and the immunogenicity of loncastuximab tesirine in patients with hepatic impairment.

The clinical trial is enrolling patients with relapsed or refractory (R/R) diffuse large B-cell lymphoma (DLBCL) or HGBCL with hepatic impairment. The clinical trial is expected to enroll approximately 56 patients.

Pediatric Trial
‘Glo-BNHL’ is an international multi-center, adaptive, platform trial of novel agents in pediatric and adolescent relapsed or refractory B-cell NHL. The primary objective of the clinical trial is to estimate the clinical efficacy of the specific treatment in patients with r/r B-NHL in either first relapse or subsequent relapse. The secondary objectives of the clinical trial are to assess the safety profile of the novel agent in children, adolescents, and young adults and to confirm the pharmacokinetics of the novel agent at the recommended trial dose in children, adolescents, and young adults, where relevant. The clinical trial is enrolling children, adolescents and young adults with relapsed or refractory B-cell NHL. The initial target sample size is 15 evaluable patients in each treatment arm or relevant sub-group, with additional patients to be added pending results from the no/no go decision from the initial 15 patients results.

The clinical trial consists of three arms: bispecific antibody (Arm A); ADC with standard chemotherapy (Arm B); and CAR-T (Arm C). Novel agents are selected for inclusion in the platform according to an overarching prioritization list and a robust systematic scientific assessment of each proposed asset. ZYNLONTA was selected for study in Arm B in combination with modified R-ICE (rituximab, ifosfamide, carboplatin and etoposide) chemotherapy to estimate the clinical efficacy of the combination in patients with relapsed or refractory B-cell NHL in first (only one prior line of therapy) or subsequent relapse (more than one prior line of therapy).

(2) ADCT-602: PBD-Based ADC Targeting CD22
The Acute Lymphoblastic Leukemia Disease Setting
Acute lymphoblastic leukemia (“ALL”) is a rare form of blood cancer with an annual incidence of ~6,000. Adults make-up ~50% of ALL patients. The five-year survival rate is 71%; however, it declines significantly with age. Allogeneic transplant is the standard of care for patients who are relapsed or refractory to induction therapy. Achieving a response without toxicities which can prevent a patient’s ability to get to an allogeneic transplant is an area of unmet need. We are developing ADCT-602 (CD22) in this area of high unmet medical need.

Structure and Mechanism of Action
ADCT-602 (CD22) is composed of a humanized monoclonal antibody (hLL2-C220) directed against human CD22 and conjugated through a cathepsin-cleavable linker to SG3199, a PBD dimer cytotoxin. Once bound to a CD22-expressing cell, it is internalized by the cell, following which the warhead is released. The warhead is designed to bind irreversibly to DNA to create highly potent interstrand cross-links that block DNA strand separation, thus disrupting essential DNA metabolic processes such as replication and ultimately resulting in cell death. The human CD22 antigen plays a pivotal role in the recognition, binding and adhesion processes of cells. CD22 is only expressed on B cells throughout all stages of B cell development and differentiation. Its expression is maintained in high levels in hematological B cell malignancies, including in NHL and certain types of leukemia, including B-cell ALL.
Phase 1/2 Clinical Trial in Relapsed or Refractory Acute Lymphoblastic Leukemia
Pursuant to our collaboration agreement with MD Anderson Cancer Center, a Phase 1/2, open-label, dose escalation and dose expansion clinical trial of the safety and anti-tumor activity of ADCT-602 (CD22), used as monotherapy, in patients with relapsed or refractory ALL is progressing and additional clinical trial sites are being added to accelerate enrollment.
The primary objectives of the dose escalation stage are to (i) evaluate the safety and tolerability, and determine, as appropriate, the MTD of ADCT-602 (CD22) in patients with relapsed or refractory ALL and (ii) determine the recommended dose(s) of ADCT-602 (CD22) for the dose expansion stage. The primary objective of the dose expansion stage is to evaluate the efficacy of ADCT-602 (CD22) at the dose level(s) recommended from the results of the dose escalation stage. The secondary objectives of the clinical trial are to (i) evaluate the clinical activity of ADCT-602 (CD22), as measured by ORR, DoR, OS and PFS, (ii) characterize the pharmacokinetic profile of ADCT-602 and the free warhead SG3199, (iii) evaluate the immunogenicity of ADCT-602 (CD22) and (iv) characterize the effect of ADCT-602 (CD22) exposure on the QT interval.
The clinical trial is enrolling patients with pathologically confirmed relapsed or refractory B-ALL and patients with pathologically confirmed relapsed or refractory Ph+ ALL who have failed either first- or second-generation tyrosine kinase inhibitor. The clinical trial is expected to enroll approximately 65 patients.
As presented at ASH 2022 (data cutoff July 2022), 21 patients have been treated with ADCT-602 (CD22). We observed that ADCT-602 (CD22) was well tolerated with one DLT of prolonged myelosuppression. Four patients achieved MRD-negative remission, including two of six patients at the 50 µg/kg weekly dose level. One additional patient at 50 µg/kg weekly dose level had marrow blast clearance without count recovery. Additional data is expected in 2024.

Solid Tumors:

(1) ADCT-601: PBD-Based ADC Targeting AXL
The Solid Tumor Disease Setting

There are many different types of solid tumors and they account for the majority of cancers. Some of the most commonly diagnosed solid tumor cancers include lung cancer and prostate cancer. There were an estimated ~198,000 new cases of non-small cell lung cancer and ~264,000 new cases of prostate cancer in the United States in 2022. The prognosis and treatment of solid tumor cancers vary based on the type of cancer. Two types of solid tumor cancers with limited therapeutic options and poor prognosis include pancreatic cancer and sarcoma. There are ~64,000 new cases of pancreatic cancer and ~18,000 new cases of sarcoma each year in the United States.

Despite recent significant advances in the treatment of some solid tumor cancers, there remains a high medical need for novel therapies.
Pancreatic Cancer:

With an 11% 5-year survival rate among all patients, and only 2.9% in patients with metastatic disease, pancreatic ductal adenocarcinoma (“PDAC”) has surpassed breast cancer to become the third leading cause of cancer related death in the United States. By 2030, PDAC is expected to be second only to lung cancer as the leading cause of cancer-related mortality.

Surgery is the sole potentially curative option for patients with pancreatic cancer. This is only possible in 15%–20% of patients as non-specific symptoms and disease aggressiveness lead to late diagnosis. Most patients (~80%) have locally advanced or metastatic pancreatic adenocarcinoma (mPAC) at diagnosis, and 60%–90% of resected patients will develop locally recurrent or metastatic disease despite surgery and adjuvant treatment.

Sarcoma:

Sarcomas are a heterogeneous group of tumors which includes more than 70 different subtypes. Treatment of sarcoma is complicated by the heterogenous nature of the tumors, however, anthracycline-based chemotherapy remains the first-line standard of care for most metastatic soft tissue sarcoma (STS), with a significant burden in terms of toxicity and variable efficacy. Even with the recent development and approval of a few novel therapeutic agents in the past few years, the prognosis of metastatic STS remains dire. In fact, only about 15% of patients with soft tissue metastatic sarcoma are alive at 5 years from diagnosis.

Structure and Mechanism of Action
ADCT-601 (AXL) is composed of a humanized monoclonal antibody (1H12-HAKB) directed against human AXL and conjugated through a cathepsin-cleavable linker to SG3199, a PBD dimer cytotoxin. ADCT-601 employs GlycoConnectTM and HydraspaceTM technology licensed from Synaffix (The Netherlands). Once bound to an AXL-expressing cell, it is internalized by the cell, following which the warhead is released. The warhead is designed to bind irreversibly to DNA to create highly potent interstrand cross-links that block DNA strand separation, thus disrupting essential DNA metabolic processes such as replication and ultimately resulting in cell death. AXL is thought to be overexpressed in various solid tumors of significant unmet medical need including non-small cell lung cancer, pancreatic cancer and sarcoma.

Phase 1 Clinical Trial in Selected Advanced Solid Tumors
We conducted a Phase 1, open-label, dose escalation and dose expansion clinical trial of the safety, tolerability, pharmacokinetics and anti-tumor activity of ADCT-601 (AXL) in patients with selected advanced solid or metastatic tumors, including triple-negative breast cancer, colorectal cancer, esophageal cancer, gastric cancer, head and neck cancer, mesothelioma, non-small cell lung cancer, ovarian cancer, pancreatic cancer and soft tissue sarcoma.
The primary objectives of the clinical trial were to (i) evaluate the safety and tolerability of ADCT-601 (AXL) in patients with selected advanced solid tumors and (ii) identify the recommended dose and dose schedule for future studies in patients with selected advanced solid tumors. The secondary objectives were to (i) evaluate the preliminary anti-tumor activity of ADCT-601 (AXL), (ii) characterize the pharmacokinetic profile of ADCT-601 (AXL) and (iii) evaluate the immunogenicity of ADCT-601 (AXL). The clinical trial enrolled patients with pathologically confirmed relapsed or refractory solid tumor malignancy that is locally advanced or metastatic at the time of screening and who have failed or are intolerant to existing therapies. The clinical trial is expected to enroll approximately 150 patients.
Dose escalation is completed for monotherapy and ongoing in combination with gemcitabine. In the dose expansion stage, we intend to prioritize soft tissue sarcoma, pancreatic cancer and AXL-expressing NSCLC for the monotherapy cohort and to prioritize sarcoma indications and pancreatic cancer for the combination cohort. As of December 2023, from 18 patients with sarcoma in the monotherapy arm, three patients discontinued treatment due to AEs and the most common Grade ≥3 TEAEs occurring in at least 10% of patients was gamma-glutamyltransferase increased (11.1%). As of December 2023, from nine patients with sarcoma in the combination arm, no patients discontinued treatment due to AEs and the most common Grade ≥3 TEAEs occurring in at least 10% of patients were anemia (44.4%), thrombocytopenia (44.4%), neutropenia (33.3%), neutrophil count decreased (33.3%), pleural effusion (22.2%), platelet count decreased (22.2%) and gamma-glutamyltransferase increased (22.2%). We have observed that ADCT-601 (AXL) has shown early signs of anti-tumor activity as monotherapy and in combination with gemcitabine in sarcoma patients.
Chemistry, Manufacturing and Controls

We believe that the manufacture of ADCs requires considerable expertise, know-how and resources. We are a pioneer and leader in the ADC field with specialized end-to-end capabilities for developing optimized manufacturing processes for ADCs. Our robust in-house CMC capabilities utilize a highly experienced workforce to manage a top-tier external manufacturing network through third-party CMOs. Our third-party CMO network is capable of manufacturing highly potent molecules and complex biologics.

We do not own or operate, and do not plan to own or operate, manufacturing infrastructure for the manufacture of clinical supply of our product candidates or commercial product. Instead, we contract with third-party cGMP-compliant CMOs that have the facilities and capabilities to manufacture on our behalf the intermediate components and the final product candidates for use in clinical trials and commercial supply. We have sufficient commercial-grade drug product, ZYNLONTA, in stock and we believe we and our CMOs will be able to conduct additional manufacturing at the scheduled times. Our in-house team oversees all aspects of the CMO manufacturing process, including defining the scope of work and monitoring all aspects of the manufacturing process, including conducting routine site visits and audits. We also contract with external specialist quality control and stability-testing organizations to monitor the quality of the materials manufactured by the CMOs.

Intellectual Property
Our success depends in part on our ability to obtain and maintain proprietary protection for our technology, programs and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing and filing U.S. and foreign patent applications related to our technology, existing and planned programs and improvements that are important to the development of our business, where patent protection is available.
We also rely on trade secrets, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.
Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.
In addition, we or our licensors may be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in-licensed patents or other intellectual property as an inventor or co-inventor. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patent applications, such co-owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co-owners to enforce any patents that issue from such patent applications against third parties, and such cooperation may not be provided to us. For more information regarding the risks related to intellectual property, please see “Item 1A. Risk Factors—Risks Related to Intellectual Property.”
Patent Portfolio
The term of individual utility patents depends upon the countries in which they are granted. In most countries, including the United States, the utility patent term is generally 20 years from the earliest claimed filing date of a non-provisional utility patent application in the applicable country. United States provisional utility patent applications are not eligible to become issued patents until, among other things, non-provisional patent applications are filed within 12 months of the filing date of the applicable provisional patent applications and the failure to file such non-provisional patent applications within such timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent having an earlier expiration date. In certain circumstances, U.S. patents can also be eligible for patent term extension; for more information, see “—Government Regulation—Regulatory Approval in the United States—U.S. Patent Term Restoration and Marketing Exclusivity.” The expiration dates referred to below are without regard to potential patent term adjustment or extension that may be available to us.
In general, our licensed, owned or co-owned patents relate to our ADC products, the underlying antibodies, the warheads, such as PBD-based warhead, the linker used to connect such warheads to the antibodies to form an ADC, modifications of the antibodies to enhance efficacy, and the methods to formulate, co-formulate, use and administer or co-administer such ADCs. We typically file patent applications in the U.S. and other key foreign countries. We have over 400 patents issued in the U.S. and other countries with expirations ranging from 2023 to 2043 as well as numerous pending patent applications in the U.S. and other countries.
“PBD Warhead,” “PBD Warhead with Linker” Platform Patent Protection
As of December 31, 2023, with respect to the PBD-based warhead and ADC technology we use to develop our product candidates, we have exclusively licensed from MedImmune for particular target molecules, 36 patent families directed to different aspects of the chemistry of the PBD molecules and methods of using the molecules in the treatment of proliferative diseases. These families include approximately 40 issued U.S. utility patents. The issued utility patents, and any utility patents granted from the pending applications in these families, are expected to expire between 2023 and 2038.
Product-Specific Patent Protection
As of December 31, 2023, we co-own with MedImmune, and have exclusive rights to, approximately 30 patent families directed to ADCs with PBD warheads and targeting moieties that bind to specific target molecules, combinations of these ADCs with other therapeutic molecules and therapeutic uses of these ADCs. These families include approximately 21 issued U.S. utility patents. The issued utility patents, and any utility patents granted from the pending applications in these families, are expected to expire between 2033 and 2042. Further details in relation to particular marketed products are provided below. We also solely own eight patent families directed to antibodies, ADCs with warheads other than PBDs and therapeutic uses of these antibodies and ADCs.
ZYNLONTA
The antibody for ZYNLONTA is in the public domain.
Patents more specifically directed to the ZYNLONTA ADC are co-owned by us and MedImmune, with us having the exclusive right to exploit the relevant patents during the term of our license and collaboration agreement with MedImmune. As of December 31, 2023, there are six such patent families directed to the ADC product, methods of using the ADC as a single agent or in combination with other named molecules in the treatment of proliferative diseases, and dosing regimens. The issued utility patents, and any utility patents granted from the pending applications in these families, are expected to expire between 2033 and 2042.
For more information on the license and collaboration agreement with MedImmune, see “—Material Contracts—MedImmune License and Collaboration Agreement.”

Competition
The biotechnology industry, and the oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that our technology, intellectual property, know-how, scientific expertise and team provide us with certain competitive advantages, we face potential competition from many sources, including major pharmaceutical and biotechnology companies, academic institutions and public and private research organizations. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, marketing and human resources than we do.
Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both antibody drug conjugate (“ADC”) and non-antibody drug conjugate therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our product and product candidates, including, but not limited to, AbbVie, Inc., Daiichi Sankyo Company, GlaxoSmithKline plc, Gilead Sciences, Inc., Mersana Therapeutics Inc., Sanofi S.A., Roche Holding AG, Pfizer Inc. and Zymeworks, Inc. There are hundreds of ADCs in development, the vast majority of which were being developed for the treatment of cancer.
In the relapsed or refractory DLBCL setting, for which we have developed ZYNLONTA, current third-line treatment options include CAR-T, allogeneic stem cell transplant, polatuzumab in combination with bendamustine and a rituximab product, selinexor, tafasitamab in combination with lenalidomide, glofitamab, epcoritamab and chemotherapies. If ZYNLONTA is approved for use as a second-line treatment for DLBCL patients, we will continue to compete with CAR-T, autologous stem cell transplant, rituximab in combination with chemotherapies, polatuzumab in combination with bendamustine and a rituximab product, and tafasitamab in combination with lenalidomide. In addition, we expect potential future competition from bispecific antibodies such as glofitamab and epcoritamab alone or in combinations with chemotherapies or polatuzumab to gain approval in the second-line treatment of DLBCL.

Any products and product candidates that we successfully develop and commercialize may compete directly with approved therapies and any new therapies that may be approved in the future. Competition will be based on their safety and effectiveness, the timing and scope of marketing approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price levels and discounts offered, patent position and other factors. Our competitors may succeed in developing competing products before we do, obtaining marketing approval for products and gaining acceptance for such products in the same markets that we are targeting.
Material Contracts
The following descriptions of our material agreements are not complete and are qualified in their entirety by reference to the full text of such agreements, which are filed as exhibits to this Annual Report.
MedImmune License and Collaboration Agreement
In 2011, we (then operating under the name ADCT Sàrl) entered into a license and collaboration agreement with Spirogen (since renamed ADC Products UK Ltd.), pursuant to which Spirogen granted us access to its next-generation PBD-based warhead and linker technology. In connection with AstraZeneca plc’s acquisition of Spirogen Sàrl (which was at the time the direct parent company of Spirogen) and the transfer of certain of Spirogen’s intellectual property to Spirogen Sàrl, including its PBD-based warhead and linker technology, the agreement was subsequently amended and restated in October 2013 (with retroactive effect to September 2011), with Spirogen Sàrl also becoming a party to such agreement. Spirogen Sàrl subsequently transferred the PBD technology to MedImmune Limited, which, together with MedImmune LLC, is the global biologics research and development arm of AstraZeneca plc. Thereafter, Spirogen Sàrl transferred its rights and obligations under the agreement to MedImmune and the agreement was subsequently amended and restated again in May 2016 (with retroactive effect to September 2011), with MedImmune replacing Spirogen Sàrl as the licensor thereunder.
Under the terms of the agreement, MedImmune has granted us an exclusive, worldwide license under certain patent rights and related know-how to make, have made, use, sell, offer for sale and import product candidates in the field of human therapeutics and diagnostics that consist of (i) PBD-based molecules directly conjugated to an antibody (i.e., ADCs with a PBD-based warhead) that specifically bind to up to 11 approved targets (“ADC Targets”), and (ii) PBD-based molecules conjugated to a non-antibody (i.e., targeting-moiety conjugates with a PBD-based warhead) that specifically bind to up to ten approved targets (“XDC Targets”). As of the date hereof, there are 11 approved ADC Targets subject to the license, including CD19 (the target of ZYNLONTA), and ten approved XDC Targets subject to the license.

Under the terms of the agreement, we have the right to grant sublicenses to affiliates and, subject to MedImmune’s approval (not to be unreasonably withheld), third parties. In addition, with respect to each licensed target, we agreed to use commercially reasonable efforts to develop and commercialize at least one product and submit an IND application with the FDA (or its equivalent in another jurisdiction) for one product within 48 months after formal designation of the target as an approved target, which we have done with respect to CD19 and CD25 upon submitting the IND applications for ZYNLONTA and Cami, respectively.
As consideration for the rights granted to us under the agreement, in 2011 we paid Spirogen an up-front licensing fee of $2.5 million. No further payments in consideration for the grant of such rights are required to be paid to Spirogen or MedImmune under the agreement.
With respect to patent rights conceived during the course of our exercise of our rights under the agreement, rights are allocated as follows under the agreement: (i) we own any such patent that claims an antibody that binds to one of the ADC Targets approved under the agreement, (ii) we and MedImmune jointly own any such patent claiming any PBD-based ADC, with us owning the exclusive right to exploit such patent during the term of the agreement and (iii) MedImmune owns any such patent that claims a PBD or any PBD attached to an antibody that does not bind to one of the ADC Targets approved under the agreement. In addition, we have the right to prosecute and maintain all patents described in clauses (i) and (ii) above and are responsible for the costs of prosecuting and maintaining such patents. The ownership of any patent rights conceived during our exercise of our rights under the agreement in connection with non-ADC Targets will be determined under U.S. patent law.
Unless earlier terminated, the agreement terminates on the date of expiration of the last to expire licensed patent right that covers a product being exploited under the license. The agreement (including the licenses granted thereunder) will terminate upon our material breach of any provision of the agreement that is not cured within an applicable cure period.
Overland License and Collaboration Agreement
In December 2020, we entered into a joint venture with Overland Pharmaceuticals (“Overland”) to develop and commercialize ZYNLONTA, ADCT-602, ADCT-601 and ADCT-901 in greater China and Singapore. In connection with such joint venture, we entered into a license and collaboration agreement with the joint venture entity, Overland ADCT BioPharma (CY) Limited (“Overland ADCT BioPharma”) pursuant to which we granted Overland ADCT BioPharma an exclusive license or sublicense (as applicable) under all applicable patents and know-how now or in the future owned or controlled by us relating to ZYNLONTA, ADCT-602, ADCT-601 and ADCT-901 (collectively, the “Licensed Products”) in order to use, sell, offer for sale, import and commercialize such product candidates in China, Hong Kong, Macau, Taiwan and Singapore (the “Territory”). We also granted Overland ADCT BioPharma an exclusive right of first negotiation to obtain a license in the event we seek to grant to a third party a license in certain circumstances.
Overland ADCT BioPharma is responsible, at its sole cost, for the development, regulatory approval and commercialization of the Licensed Products in the Territory, and must use diligent efforts in order to obtain and maintain regulatory approval for and commercialize the products in each applicable jurisdiction. We maintain an exclusive option, on a product-by-product basis, to co-promote and participate in the detailing, promotion and marketing of the Licensed Products in the Territory. Upon any exercise by us of such option, we and Overland ADCT BioPharma will negotiate in good faith commercially reasonable terms for a co-promotion agreement. We maintain the right to control clinical trials for the Licensed Products conducted both in and out of the Territory, and the license agreement sets forth the division of costs between us and Overland ADCT BioPharma with respect to clinical trials depending on the territories within which such trials are conducted or relate to. We are required to use diligent efforts to manufacture and supply to Overland ADCT BioPharma (at our manufacturing cost), and Overland ADCT BioPharma must purchase from us, all of Overland ADCT BioPharma’s requirements of the Licensed Products for its development and commercialization activities.
The collaboration will be managed by a joint steering committee (and other applicable committees and subcommittees) comprised of equal numbers of representatives from us and Overland ADCT BioPharma. In the event of a dispute that cannot be resolved by discussions between our CEO and Overland ADCT BioPharma’s CEO, Overland ADCT BioPharma shall have final decision-making authority with respect to matters that relate specifically to the development and commercialization of the Licensed Products in the Territory, except where such matters could also affect the products outside of the Territory and with respect to other specified matters (in which cases we shall have such authority).
As partial consideration for the rights granted to Overland ADCT BioPharma pursuant to the agreement, Overland ADCT BioPharma issued to us 44,590,000 Series A shares. We are also entitled to receive tiered quarterly royalties on Overland ADCT BioPharma’s net sales of the Licensed Products ranging from the low to mid-single digit percentages. Such royalties are payable, on a product-by-product and jurisdiction-by-jurisdiction basis, from the first commercial sale of a product in a jurisdiction until the latest of (i) the expiration of the last to expire claim in the licensed patent that covers such product or any components thereof in such jurisdiction, (ii) the last to expire regulatory exclusivity period for such product in such jurisdiction and (iii) a specified period after the first commercial sale of such product in such jurisdiction. Overland ADCT BioPharma must also reimburse us for any payments we are obligated to make to any of our licensors including in connection with the grant of a sublicense to Overland ADCT BioPharma under applicable intellectual property pursuant to this agreement, including any fees or payments directly resulting from or reasonably allocable to Overland ADCT BioPharma’s development and commercialization of the Licensed Products.
The license agreement remains in effect, on a product-by-product basis, for as long as Overland ADCT BioPharma continues to develop or commercialize such product. Either party may terminate the license agreement for a material breach by the other party, subject to specified notice and cure periods, or upon immediate written notice for an insolvency-related event experienced by the other party. We may also terminate the license agreement, subject to a specified notice and cure period, if Overland ADCT BioPharma commences a legal action challenging the validity, enforceability or scope of any patent owned or controlled by us that covers the applicable products.
Financing Agreement with HealthCare Royalty Partners
In August 2021, we entered into a royalty purchase agreement with certain entities managed by HCR for up to $325.0 million. Under the terms of the agreement, we received gross proceeds of $225.0 million upon closing and $75.0 million upon the first commercial sale of ZYNLONTA in Europe (collectively, the “Investment Amount”). Under the agreement, we are obligated to pay to HCR (i) a 7% royalty on the worldwide (excluding China, Hong Kong, Macau, Taiwan, Singapore and South Korea) net sales of ZYNLONTA and any product that contains ZYNLONTA and on any upfront or milestone payments we receive from licenses that we grant to commercialize ZYNLONTA or any product that contains ZYNLONTA in any region other than China, Hong Kong, Macau, Taiwan, Singapore and South Korea, (ii) a 7% royalty on the worldwide net sales of Cami and any product that contains Cami and on any upfront or milestone payments we receive from licenses that we grant to commercialize Cami or any product that contains Cami in the United States and Europe, and (iii) outside the United States and Europe, a 7% share of any upfront or milestone payments derived from licenses that we grant to commercialize Cami or any product that contains Cami and, in lieu of the royalty on net sales under such licenses, a mid-teen percentage share of the net royalty we receive from such licenses. These royalty rates are subject to potential upward adjustment, up to a maximum of 10%, based on performance tests in 2026 and 2027. The 7% royalty rates described above are subject to adjustment to a potential high-single-digit percentage royalty rate after September 30, 2026 and/or a 10% royalty rate after September 30, 2027, if the aggregate net sales and license revenue subject to royalty obligations in the preceding twelve months do not exceed certain mid-nine-digit milestones by such dates. Our aggregate royalty obligations are capped at 2.50 times the amount paid by HCR under the agreement, or at 2.25 times the amount paid by HCR under the agreement if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029 (the “Royalty Cap”). Once the Royalty Cap is reached, the royalty purchase agreement will terminate.
Upon the occurrence of a change in control event, we are obligated to pay HCR an amount equal to the Royalty Cap, less any amounts we previously paid to HCR. If the change in control event occurs prior to the 36-month anniversary of the closing of the royalty purchase agreement, we are obligated to pay HCR an amount equal to 2.0 times the amount paid by HCR, less any amounts we previously paid to HCR pursuant to the agreement. In addition, we retain the right, at any time after the 27-month anniversary of the closing of the royalty purchase agreement, to terminate the remaining royalty obligations under the agreement by paying HCR an amount equal to the Royalty Cap, less any amounts we previously paid to HCR pursuant to the agreement (such amount, the “Buyout Amount”), provided that HCR may instead elect to receive 50% of the Buyout Amount and continue to receive 50% of the royalty payments under the agreement but with the Royalty Cap reduced to reflect our payment of 50% of the Buyout Amount.
MTPC License Agreement
In January 2022, we entered into a license agreement with Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop and commercialize ZYNLONTA in Japan, pursuant to which we granted MPTC an exclusive license under all applicable patents and know-how relating to ZYNLONTA in order to use, sell, offer for sale, import and commercialize ZYNLONTA for all cancer indications in Japan. Under the agreement, we received an upfront payment of $30 million and are eligible to up to $205 million in regulatory and net sales-based milestones as well as royalties ranging from high teens to the low twenties based on net sales of ZYNLONTA in Japan. The royalties payable to us are subject to downward adjustment in certain circumstances, including the expiration of a patent covering ZYNLONTA, generic or biosimilar competition, and required royalty payments to third parties.

MTPC will conduct clinical studies and be responsible for the development and commercialization of ZYNLONTA in Japan and bear the associated costs. At MPTC’s option, it may also participate in any clinical studies of ZYNLONTA outside of Japan by bearing a portion of the costs of such studies. In addition, MPTC agreed that it will not engage in certain activities with respect to products that are similar to ZYNLONTA.
Unless terminated earlier, the agreement terminates upon the occurrence of the earliest of (i) the expiration of the last-to-expire patent covering ZYNLONTA in Japan, (ii) the expiration of exclusivity with respect to ZYNLONTA granted to MTPC by a regulatory authority, and (iii) ten years after the first commercial sale of ZYNLONTA in Japan. In addition, MTPC may terminate the agreement at its discretion upon 180 days’ notice to us, each party may terminate the agreement for the other party’s material breach or insolvency and we may terminate the agreement if MTPC engages in certain challenges of patents covering ZYNLONTA.
Sobi License Agreement
In July 2022, we entered into a license agreement with Swedish Orphan Biovitrum AB (publ) (“Sobi”) to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan (the territories subject to the agreement, collectively, the “Covered Territory”). Pursuant to the agreement, we granted Sobi (i) an exclusive license under applicable patents and know-how relating to ZYNLONTA in order to use, develop, sell, offer for sale, distribute, import and commercialize ZYNLONTA for all human therapeutic and diagnostic uses in the Covered Territory, (ii) a non-exclusive license under applicable patents and know-how relating to ZYNLONTA in order to package and label ZYNLONTA for all human therapeutic and diagnostic uses in the Covered Territory and (iii) a non-exclusive license under applicable patents and know-how relating to ZYNLONTA in order to manufacture and have manufactured ZYNLONTA in any territory solely for the use and sale of ZYNLONTA for human therapeutic and diagnostic uses in the Covered Territory exercisable upon Sobi assuming responsibility to manufacture or have manufactured ZYNLONTA, in each case, with the right to sublicense to affiliates and, with our written consent, other third parties and the right to subcontract to third parties. The licenses are subject to certain retained rights as specified in the agreement.
Under the agreement, we received an upfront payment of $55 million in July 2022 and $50 million in February 2023 for the approval of a Marketing Authorization Application (“MAA”) by the European Commission for ZYNLONTA in third-line DLBCL, and are eligible for up to $332.5 million in other regulatory and net sales-based milestones, as well as tiered royalties ranging from the mid-teens to the mid-twenties based on net sales of ZYNLONTA in the Covered Territory. The royalties payable to us are subject to downward adjustment in certain circumstances, including the expiration of patents covering ZYNLONTA, generic or biosimilar competition and required payments to third parties. The royalty term with respect to a product in a given country begins upon the first commercial sale of the product in the country and terminates upon the latest of (x) 10 years after the first commercial sale of the product in the country, (y) the expiration of the last-to-expire valid patent claim covering the product in the country and (z) the expiration of regulatory exclusivity for the product in the country.
Sobi will conduct development and commercialization activities with respect to ZYNLONTA in the Covered Territory and bear the associated costs, other than the costs of global clinical studies that are intended to support regulatory approval in both the United States and the Covered Territory. In addition, Sobi will co-fund 25% of the costs of certain specified global clinical studies of ZYNLONTA and have the option to co-fund additional global clinical studies in exchange for use of the data generated from such additional studies, subject to an aggregate annual co-funding cap of $10 million.
Both we and Sobi agreed that neither party would (i) during the term of the agreement until the fifth anniversary of the first MAA approval of ZYNLONTA for the first indication in the first of Germany, France, United Kingdom, Spain or Italy, engage in the development (other than non-clinical and preclinical research activities) of any competitive product directed to CD19 for the treatment of DLBCL in the Covered Territory, or (ii) during the term of the agreement, commercialize any competitive product directed to CD19 for the treatment of DLBCL in the Covered Territory. If either party acquires or is acquired by a third party that has a competitive program, then such party may continue such competitive program as long as such party establishes firewalls to operate such competitive program separately from the ZYNLONTA program.
Loan Agreement
In August 2022, we, ADC Therapeutics (UK) Limited and ADC Therapeutics America, Inc. entered into a loan agreement and guaranty (as amended, the “Loan Agreement”) with certain affiliates and/or funds managed by each of Oaktree Capital Management, L.P. and Owl Rock Capital Advisors LLC, as lenders, and Owl Rock Opportunistic Master Fund I, L.P., as administrative agent and collateral agent, pursuant to which we borrowed $120.0 million principal amount of term loans. The secured term loans are scheduled to mature on August 15, 2029 and accrue interest at an annual rate of SOFR plus 7.50% per annum or a base rate plus 6.50% per annum for the first five years of the term loans, and thereafter, at an annual rate of SOFR plus 9.25% or a base rate plus 8.25%, in each case subject to a 1.00% per annum SOFR floor. At our election, for the first three years, we may choose to pay an amount of interest on the outstanding principal amount of term loans corresponding to up to 2.50% of the applicable interest rate in kind (in lieu of payment in cash). We are obligated to pay certain exit fees upon certain prepayments and repayments of the principal amount of the term loans. In addition, we have the right to prepay the term loans at any time subject to certain prepayment premiums applicable during the period commencing from the closing date until the fourth anniversary of the closing date. The Loan Agreement also contains certain prepayment provisions, including mandatory prepayments from the proceeds from certain asset sales, casualty events and from issuances or incurrences of debt, which may also be subject to prepayment premiums if made on or prior to the fourth anniversary of the closing date. The obligations under the Loan Agreement are secured by substantially all of our assets and those of certain of our subsidiaries and are guaranteed initially by our subsidiaries in the United States and the United Kingdom. The Loan Agreement contains customary covenants, including a covenant to maintain qualified cash of at least $60.0 million plus an amount equal to any accounts payable that remain unpaid more than ninety days after the date of the original invoice therefor, and negative covenants including limitations on indebtedness, liens, fundamental changes, asset sales, investments, dividends and other restricted payments and other matters customarily restricted in such agreements. In addition, the Loan Agreement contains a revenue covenant that, so long as the Company’s 30-day average market capitalization is less than $650 million, requires the Company achieve minimum levels of ZYNLONTA net sales in the United States, tested on a quarterly basis, which is subject to a customary cure right in favor of the Company that may be exercised by making certain prepayments and that, subject to certain limitations, may be exercised up to three times during the term of the Loan Agreement. The Loan Agreement also contains customary events of default, after which the term loan may become due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults (including creation of any liens other than those that are expressly permitted), bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us and our subsidiaries and change in control.
Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as our investigational medicines and any future investigational medicines. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
Regulatory Approval in the United States
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except that the section of the FDCA that governs the approval of new drug applications (“NDAs”) does not apply to the approval of biological products. Biological products, such as our ADC product candidates, are approved for marketing under provisions of the Public Health Service Act (the “PHSA”), via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
Our investigational medicines and any future investigational medicines must be approved by the FDA pursuant to a BLA before they may be legally marketed in the United States. The process generally involves the following:
•completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an IRB or independent ethics committee at each clinical trial site before each clinical trial may be commenced;

•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of a BLA;
•a determination by the FDA within 60 days of its receipt of a BLA to file the submission for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic, or components thereof, will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
•satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the BLA to assure compliance with GCPs and integrity of the clinical data;
•payment of any user fees for FDA review of the BLA;
•FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee; and
•compliance with any post-approval requirements, including REMS, where applicable, and post-approval studies required by the FDA as a condition of approval.
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all.
Preclinical Studies
Before testing any biological product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated in the trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific time frames for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, clinical trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3:
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacokinetics, pharmacologic action, side effect tolerability, safety of the product candidate, and, if possible, early evidence of effectiveness. Phase 1 clinical trials may be designated as Phase 1a, which may involve dose escalation to determine the maximum tolerated dose, or Phase 1b, which may involve dose expansion at one or more dose levels to determine the recommended dose level for Phase 2 clinical trials.
•Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product, and provide an adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic.
These Phases may overlap or be combined. For example, a Phase 1/2 clinical trial may contain both a dose-escalation stage and a dose-expansion stage, the latter of which may confirm tolerability at the recommended dose for expansion in future clinical trials (as in traditional Phase 1 clinical trials) and provide insight into the anti-tumor effects of the investigational therapy in selected subpopulation(s).
Typically, during the development of oncology therapies, all subjects enrolled in Phase 1 clinical trials are disease-affected patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for non-oncology therapies. A single Phase 3 or Phase 2 trial may be sufficient in rare instances, including (1) where the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence. Approval on the basis of a single trial may be subject to the requirement of additional post-approval studies.
The manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.
Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.
Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the investigational medicines do not undergo unacceptable deterioration over their shelf life.
FDA Review Process
Following completion of the clinical trials, the results of preclinical studies and clinical trials are submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic or drug may be marketed in the United States.
The cost of preparing and submitting a BLA is substantial. Under the Prescription Drug User Fee Act (“PDUFA”), each BLA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.
The FDA reviews all submitted BLAs before it files them and may request additional information. The FDA must make a decision on filing a BLA within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is filed, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA for a new molecular entity and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process can be extended by FDA requests for additional information or clarification.
Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
The FDA also may audit data from clinical trials to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy. Additionally, the FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it generally follows such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.
After the FDA evaluates a BLA, it will issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter generally outlines the deficiencies in the BLA and may require additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing in order for the FDA to reconsider the application. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA has committed to reviewing such resubmissions in two or six months, depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.
As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States.
Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation on its own does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication. In the latter case, because healthcare professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite another product’s orphan exclusivity.
FDA’s determination of whether two ADCs are the same product for purposes of orphan drug exclusivity is based on a determination of sameness of the monoclonal antibody element and the functional element of the conjugated molecule. Two ADCs are deemed to be the same product if the complementarity determining region sequences of the antibody and the functional element of the conjugated molecule are the same. A difference in either of those two elements can result in a determination that the molecules are different.
Expedited Development and Review Programs
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition.
Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment, and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a new biologic candidate can request the FDA to designate the candidate for a specific indication for fast track status concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This “rolling review” is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.
Breakthrough therapy designation may be granted for products that are intended, alone or in combination with one or more other products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a breakthrough therapy concurrent with, or after, the submission of the IND for the biologic candidate. The FDA must determine if the biological product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review.
Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence, and, in some cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA. Pursuant to the Food and Drug Omnibus Reform Act (“FDORA”), the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.
Additional Controls for Biologics
To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.
After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Pediatric Information
Under the Pediatric Research Equity Act (“PREA), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA generally does not apply to any biological product for an indication for which orphan designation has been granted. However, PREA applies to BLAs for orphan-designated biologics if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.
The Best Pharmaceuticals for Children Act (the “BPCA”) provides a six-month extension of non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory time frame. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.
Post-Approval Requirements
Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.
Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a biologic product’s manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;
•fines, warning or other enforcement-related letters or holds on post-approval clinical studies;
•refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.

Certain changes to an approved BLA or the conditions under which it was approved, including changes in its indications, safety information, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the product can be marketed or distributed with those changes. A BLA supplement for a new indication typically requires clinical data similar to that in the original application. The FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing original BLAs.
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration, and specifics of FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch Waxman Amendments provide for a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, up to five years. If the extended patent was issued during the development of review period, the calculation begins from the date of patent issuance. The review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for such an extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent. Such application must be submitted within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we or our licensors may apply for patent term extension for our owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA. However, an extension might not be granted because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.
The BPCIA created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and/or toxicity studies, and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.
A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency.
Regulatory Approval in the European Union
The European Medicines Agency (the “EMA”) is a decentralized scientific agency of the European Union. It coordinates the evaluation and monitoring of centrally authorized medicinal products. It is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors. The EMA decentralizes its scientific assessment of medicines by working through a network of about 4,500 experts throughout the European Union, nominated by the member states. The EMA draws on resources of over 40 National Competent Authorities of European Union member states.

The process regarding approval of medicinal products in the European Union follows roughly the same lines as in the United States and likewise generally involves satisfactorily completing each of the following:
•preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU Good Laboratory Practice regulations;
•submission to the relevant national authorities of a clinical trial application (“CTA”) for each trial in humans, which must be approved before the trial may begin in each country where patient enrollment is planned;
•performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
•submission to the relevant competent authorities of an MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
•satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced cGMP;
•potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and
•review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.
Preclinical Studies
Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animal studies, in order to assess the quality and potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of the compounds for testing must comply with the relevant international, EU and national legislation, regulations and guidelines. The results of the preclinical tests, together with relevant manufacturing information and analytical data, are submitted as part of the CTA.
Clinical Trials
Pursuant to the Clinical Trials Directive 2001/20/EC, as amended (the “Clinical Trials Directive”), a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, approval must be obtained from the competent national authority of each European Union member state in which a clinical trial is planned to be conducted. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier and further supporting information prescribed by the Clinical Trials Directive and other applicable guidance documents including, but not limited to, the clinical trial protocol. Furthermore, a clinical trial may only be started after a central ethics committee has issued a favorable opinion on the clinical trial application in that country.
Directive 2001/20/EC has been replaced by Regulation (EU) No. 536/2014, which became effective on January 31, 2022. The Regulation introduces an authorization procedure based on a single submission via a single EU portal, an assessment procedure leading to a single decision, as well as transparency requirements (the proactive publication of clinical trial data in the EU database). Since October 2016, based on its Policy 0070, the EMA has been publishing clinical data submitted by pharmaceutical companies to support their MAA for human medicines under this centralized procedure.
Manufacturing and import into the EU of investigational medicinal products is subject to the holding of appropriate authorizations and must be carried out in accordance with cGMP.
Review and Approval
Authorization to market a product in the European Union member states proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure or a national procedure. Since our products by their virtue of being antibody-based biologics fall under the centralized procedure, only this procedure will be described here.

Certain drugs, including medicinal products developed by means of biotechnological processes, must be approved via the centralized authorization procedure for marketing authorization. A successful application under the centralized authorization procedure results in a marketing authorization from the European Commission, which is automatically valid in all European Union member states. The other European Economic Area member states (namely Norway, Iceland and Liechtenstein) are also obligated to recognize the European Commission decision. The EMA and the European Commission administer the centralized authorization procedure.
Under the centralized authorization procedure, the Committee for Medicinal Products for Human Use (the “CHMP”) serves as the scientific committee that renders opinions about the safety, efficacy and quality of human products on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national health authority, with one of them appointed to act as Rapporteur for the co-ordination of the evaluation with the assistance of a further member of the CHMP acting as a Co-Rapporteur. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, though the clock is stopped if it is necessary to ask the applicant for clarification or further supporting data. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. Once the procedure is completed, a European Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product is sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether or not to grant a marketing authorization. If the opinion is negative, information is given as to the grounds on which this conclusion was reached.
After a drug has been authorized and launched, it is a condition of maintaining the marketing authorization that all aspects relating to its quality, safety and efficacy must be kept under review. Sanctions may be imposed for failure to adhere to the conditions of the marketing authorization. In extreme cases, the authorization may be revoked, resulting in withdrawal of the product from sale.
Conditional Approval and Accelerated Assessment
As per Article 14(7) of Regulation (EC) 726/2004, a medicine that would fulfill an unmet medical need may, if its immediate availability is in the interest of public health, be granted a conditional marketing authorization on the basis of less complete clinical data than are normally required, subject to specific obligations being imposed on the authorization holder. These specific obligations are to be reviewed annually by the EMA. The list of these obligations shall be made publicly accessible. Such an authorization shall be valid for one year, on a renewable basis.
When an application is submitted for a marketing authorization in respect of a drug for human use which is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may request an accelerated assessment procedure pursuant to Article 14(9) of Regulation (EC) 726/2004. Under the accelerated assessment procedure, the CHMP is required to issue an opinion within 150 days of receipt of a valid application, subject to clock stops. We believe that some of the disease indications in which our product candidates are currently being or may be developed in the future qualify for this provision, and we will take advantage of this provision as appropriate.
Period of Authorization and Renewals
A full marketing authorization is initially valid for five years and may then be renewed on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder shall provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variants introduced since the marketing authorization was granted, at least nine months before the expiry date of the marketing authorization. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization shall cease to be valid (the so-called “sunset clause”).
Without prejudice to the law on the protection of industrial and commercial property, marketing authorizations for new medicinal products benefit from an 8+2+1 year period of regulatory protection. This regime consists of a regulatory data protection period of eight years plus a concurrent market exclusivity of 10 years plus an additional market exclusivity of one further year if, during the first eight years of those 10 years, the marketing approval holder obtains an approval for one or more new therapeutic indications which, during the scientific evaluation prior to their approval, are determined to bring a significant clinical benefit in comparison with existing therapies. Under the current rules, a third party may reference the preclinical and clinical data of the reference product beginning eight years after first approval, but the third party may market a generic version of the reference product after only 10 (or 11) years have lapsed.
Orphan Drug Designation
Regulation (EC) 141/2000 states that a drug shall be designated as an orphan drug if its sponsor can establish (i) that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and (ii) that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.
Regulation (EC) 847/2000 sets out criteria for the designation of orphan drugs. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a 10-year period of market exclusivity, which means that no similar medicinal product can be authorized in the same indication. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. In addition, derogation from market exclusivity may be granted on an individual basis in very select cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product or demonstration of “clinically relevant superiority” by a similar medicinal product. Medicinal products designated as orphan drugs pursuant to Regulation (EC) 141/2000 are eligible for incentives made available by the European Union and by the member states to support research into, and the development and availability of, orphan drugs.
If the MAA of a medicinal product designated as an orphan drug pursuant to Regulation (EC) 141/2000 includes the results of all studies conducted in compliance with an agreed PIP, and a corresponding statement is subsequently included in the marketing authorization granted, the 10-year period of market exclusivity will be extended to 12 years.
European Data Collection and Processing
The collection, transfer, processing and other use of personal information, including health data, in the European Union is governed by the GDPR. This directive imposes several requirements relating to (i) obtaining, in some situations, the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, (iii) ensuring the security and confidentiality of the personal data, (iv) the obligation to notify regulatory authorities and affected individuals of personal data breaches, (v) extensive internal privacy governance obligations and (vi) obligations to honor rights of individuals in relation to their personal data (for example, the right to access, correct and delete their data). The GDPR prohibits the transfer of personal data to countries outside the European Economic Area, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union member states may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR and related data protection laws may impose additional responsibility and liability in relation to personal data that we collect and process, and we may be required to put in place additional mechanisms ensuring compliance with such rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.
Marketing
Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union member states, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain European Union member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the

European Union member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
International Regulation
In addition to regulations in the United States and Europe, a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country, and the time to approval may be longer or shorter than that required for FDA or European Commission approval.
Other Healthcare Laws and Regulations
For other material healthcare laws and regulations that affect our business, see “Item 1A. Risk Factors—Risks Related to Regulatory Approval and Government Regulation.”
Environmental, Health and Safety Laws and Regulations
We and our third-party contractors are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous materials and wastes. Hazardous chemicals, including flammable and biological materials, are involved in certain aspects of our business, and we cannot eliminate the risk of injury or contamination from the use, generation, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials and wastes. In particular, our product candidates use PBDs, which are highly potent cytotoxins that require special handling by our and our contractors’ staff. In the event of contamination or injury, or failure to comply with environmental, health and safety laws and regulations, we could be held liable for any resulting damages, fines and penalties associated with such liability, which could exceed our assets and resources. Environmental, health and safety laws and regulations are becoming increasingly more stringent. We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations.
Government Pricing and Reimbursement Programs for Marketed Drugs in the United States
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay quarterly rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of U.S. Department of Health and Human Services (“HHS”). CMS administers the Medicaid drug rebate agreements with manufacturers and which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis the rebates are based on the average manufacturer price (AMP) reported to CMS by manufacturers for their covered outpatient drugs. For non-innovator products, generally generic drugs marketed under abbreviated ANDAs, the rebate amount is 13% of the AMP for the quarter. The AMP is the weighted average of prices paid to the manufacturer as defined by the applicable regulations. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities after accounting for discounts and rebates. Innovator products may also be subject to an additional rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the inflation-adjusted baseline AMP, which for most drugs is the AMP for the first full quarter after launch. Since 2017, non-innovator products are also subject to an additional rebate. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap will be eliminated, which means that a manufacturer could pay a total rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug.
The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.
A manufacturer must also participate in a federal program known as the 340B drug pricing program for federal funds to be available to pay for the manufacturer’s drugs and biological products under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (HRSA) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity. There is ongoing litigation that may restrict the number of third-party contract pharmacies that can dispense drugs that manufacturers sell to 340B covered entities and who qualify as patients of these 340B covered entities. The outcome of this litigation may change the scope of the 340B program in coming years.
Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The average selling price (ASP) reported by CMS manufacturers is the basis for reimbursement to providers for drugs covered under Medicare Part B. Under the Inflation Reduction Act (“IRA”), as of January 1, 2023, manufacturers are also required to provide quarterly rebates for certain single-source drugs and biologics (including biosimilars) covered under Medicare Part B with ASPs that increase faster than the rate of inflation. This requirement started on January 1, 2023, for drugs approved on or before December 1, 2020, and begins six quarters after a drug is first marketed for all other drugs. As with the Medicaid drug rebate program, Federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.
The Infrastructure Investment and Jobs Act added a requirement, effective January 1, 2023, for manufacturers of certain single-source drugs (including biologics and biosimilars) separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose container or single-use package drugs) to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation. Manufacturers will be subject to periodic audits and those that fail to pay refunds for their refundable single-dose container or single-use package drugs shall be subject to civil monetary penalties.
Federal law requires that manufacturers with covered drugs under Medicare Part D pay a portion of the enrollee’s copay via a rebate to CMS. Medicare Part D provides prescription drug benefits for seniors and people with disabilities. The Medicare Part D benefit design and the portion of the enrollee’s co-pay that manufacturers are required to pay has changed over time. The current manufacturer responsibility which began in 2019 is 70% of the coverage gap portion of the enrollee’s copay (amount between the initial coverage limit and start of catastrophic coverage). Medicare Part D enrollees once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D enrollees paid 25% of brand drug costs after they reached the initial coverage limit — the same percentage they were responsible for before they reached that limit — thereby closing the coverage gap from the enrollee’s point of view. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of drugs approved under NDAs or BLAs is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare Part D enrollees in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. Beginning in 2025, the IRA eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program which requires manufacturers to pay 10% of Part D enrollees’ prescription costs for brand drugs above a deductible and below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided. Effective October 1, 2022, the IRA also requires manufacturers to provide annual Medicare Part D rebates for single-source drugs and biological products with prices that increase faster than the rate of inflation.

The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS will announce the negotiated maximum fair price by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA's price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation.
U.S. Federal Contracting and Pricing Requirements
Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs or BLAs, available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense, the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (“FCP”), which is at least 24% below the Non-Federal Average Manufacturer Price (“Non-FAMP”) for the prior year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.
The accuracy of a manufacturer’s reported Non-FAMPs, FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for significant civil monetary penalties per incorrect item. Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.
Human Capital Resources
We believe that our success is largely dependent upon our ability to attract and retain qualified employees. We currently have 273 full-time employees and one part-time employee, of which 60 employees are based in our New Jersey office facility, 58 employees in our UK research facility, 24 employees in our Swiss corporate office, 24 in our California facility and 107 employees remote. Our workforce includes 57 employees directly involved in or supporting our commercial sales organization, 119 in research and development, 35 in manufacturing, CMC and quality and 62 in corporate and administrative functions. We are not party to any collective bargaining arrangements. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals.

We continue to focus on building a high performing organization with an engaging work culture and have established initiatives to support this strategic priority. We perform periodic employee engagement surveys, set and monitor retention goals, and offer training and leadership development to cultivate our organization. Additionally, we are committed to diversity and inclusion as a focus of our human capital strategy. We embrace differences, diversity and varying perspectives amongst our employee base, and are proud to be an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state or local laws. A diverse workforce, as well as an inclusive culture and work environment, are fundamentally important and strategic to us, beginning with our Board of Directors and extending to all levels of the organization. As of December 31, 2023, our total employee base was 67% diverse on the basis of gender and race.

We strongly believe that the success of ADCT depends, in part, on open and regular communication with employees to help foster a high performing and engaged workforce. To help ensure that employees fully understand the Company’s long-term strategy and annual goals, along with how their work contributes to the Company’s success, we use a variety of channels to facilitate open and direct communication, including: (i) regular CEO Town Hall meetings; (ii) regular ongoing update communications; and (iii) employee engagement surveys.

Talent management and leadership development is critical to our ability to execute on our long-term growth strategy. We seek to provide pay, benefits, and services that are competitive to market practice and create incentives to attract and retain employees. Our compensation package includes market-competitive base salary, discretionary broad-based stock grants and bonuses, health care and retirement benefits, paid time off and family leave. To help support the development and advancement of our high performing employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent throughout the organization.

Our compensation philosophy is to pay for performance, and designed to support the Company’s business strategies, and offer competitive compensation arrangements to attract and retain key individuals. Our Board of directors have established a Compensation Committee to oversee and monitor our compensation practices. Consistent with this philosophy, the Compensation Committee considers the impact of our corporate performance in determining compensation for named executive officers, as well as each named executive officer’s individual performance, macroeconomic conditions, and data from peer group companies.

Availability of Information
We are subject to the informational requirements of the Exchange Act. Accordingly, we are required to file reports and other information with the SEC, including annual, quarterly and current reports and proxy and information statements. The SEC maintains an internet site at sec.gov that contains reports, proxy and information statements and other information we have filed electronically with the SEC.
Our website address is adctherapeutics.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as soon as reasonably practicable after we file or furnish such materials with the SEC. Information on, or accessible through, our website is not part of this Annual Report or incorporated by reference in any of our filings with the SEC, except where we expressly incorporate such information.
Enforcement of Judgments
We are organized under the laws of Switzerland and our registered office and domicile is located in Epalinges, Switzerland. Moreover, a number of our directors and executive officers are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or upon such persons or to enforce against them judgments obtained in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in
Switzerland of original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent solely predicated upon the federal and state securities laws of the United States. Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on Private International Law (the “PILA”). The PILA provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result would be incompatible with Swiss public policy. Also, mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.
Switzerland and the United States do not have a treaty providing for reciprocal recognition of and enforcement of judgments in civil and commercial matters. The recognition and enforcement of a judgment of the courts of the United States in Switzerland is governed by the principles set forth in the PILA. The PILA provides in principle that a judgment rendered by a non-Swiss court may be enforced in Switzerland only if:
•the non-Swiss court had jurisdiction pursuant to the PILA;
•the judgment of such non-Swiss court has become final and non-appealable;
•the judgment does not contravene Swiss public policy;
•the court procedures and the service of documents leading to the judgment were in accordance with the due process of law; and
•no proceeding involving the same position and the same subject matter was first brought in Switzerland, or adjudicated in Switzerland, or was earlier adjudicated in a third state and this decision is recognizable in Switzerland.

Item 1A. Risk Factors
Our business faces significant risks and uncertainties. You should carefully consider all of the information set forth in this Annual Report and in other documents we file with or furnish to the SEC, including the following risk factors, before deciding to invest in or to maintain an investment in our securities. Our business, as well as our reputation, financial condition, results of operations, and share price, could be materially adversely affected by any of these risks, as well as other risks and uncertainties not currently known to us or not currently considered material.
Risk Factors Summary
Our ability to implement our business strategy is subject to numerous risks, as more fully described in this Annual Report and our other documents filed with the SEC. These risks include, among others:
•We have incurred substantial net losses since our inception, expect to continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may need to raise additional capital to fund our operations and execute our business plan.
•Our indebtedness under the Loan Agreement and the associated restrictive covenants thereunder could adversely affect our financial condition.
•The HCR Agreement reduces the amount of cash we are able to generate from sales of, and licensing agreements involving, ZYNLONTA and Cami and could make us a less attractive acquisition target.
•We may be unable to complete clinical trials on our expected timelines, if at all.
•Our products and product candidates may cause undesirable side effects or adverse events.
•We may be unable to obtain, or experience delays in obtaining, regulatory approval for our product candidates. We may be unable to maintain regulatory approval for any approved products.
•We or our partners may not be able to successfully commercialize our products.
•There can be no assurance regarding the outcome of ongoing or planned clinical trials or the sufficiency of results from such clinical trials.
•Coverage and reimbursement may be limited or unavailable for our products.
•Our products and product candidates are complex and difficult to manufacture.
•We face substantial competition, which may result in others discovering, developing or commercializing products, treatment methods or technologies before, or more successfully than, we do.
•We rely on third parties to conduct preclinical studies and clinical trials and for the manufacture, production, storage and distribution of our products and product candidates and certain commercialization activities for our products.
•If we are unable to obtain, maintain or protect our intellectual property rights in any products or technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, third parties could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market.
•We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and our issued patents covering one or more of our products, product candidates or technologies or the technology we use in our products and product candidates, could be found invalid or unenforceable if challenged in court.
•We may be subject to claims by third parties asserting that our products infringe their intellectual property or that we or our employees, consultants or advisors have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

•Product liability lawsuits and product recalls could cause us to incur substantial liabilities and to limit development and commercialization of our products.
Risks Related to Our Financial Position, Capital Requirements and Ability to Raise Additional Capital
We have incurred substantial net losses since our inception, expect to continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may need to raise additional capital to fund our operations and execute our business plan and such additional capital could be dilutive, limit our ability to operate our business and adversely impact the price of our stock.
We have incurred substantial net losses since our inception and expect to continue to incur losses for the foreseeable future. As of December 31, 2023, we had accumulated losses of $1,335 million. We expect to continue to incur net losses for the foreseeable future as we continue to devote substantial resources to research and development and marketing and commercialization efforts in both hematology and solid tumors, in particular to grow ZYNLONTA in the 3L+ DLBCL setting, continue to study and advance ZYNLONTA in earlier lines of therapy and in combinations to potentially expand our market opportunity and further develop our pipeline and our ADC platform. We are unable to accurately predict whether and when we will achieve profitability. Even if we achieve profitability, we may not be able to sustain profitability in subsequent periods. This risk is heightened as we only have one approved product, ZYNLONTA, at the present time and thus are heavily dependent on its commercial performance and its continued research and development.
As a result, we may need to raise additional capital to fund our operations and execute our business plan. We do not have any committed external source of funds, and additional funds may not be available when we need them or on terms that are acceptable to us. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Further, as a Swiss company, we have less flexibility to raise capital, particularly in a quick and efficient manner, as compared to U.S. companies. See “—Risks Related to Our Common Shares—Our shareholders enjoy certain rights that may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.” The restrictions contained in our contractual agreements may also limit our ability to raise certain forms of capital. For example, subject to certain exceptions, the Loan Agreement restricts our ability to incur indebtedness and the HCR Agreement restricts our ability to sell, finance or loan any additional royalties on ZYNLONTA outside of China, Hong Kong, Macau, Taiwan, Singapore and South Korea or on Cami, and to incur indebtedness exceeding 20% of our market capitalization. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our research and development, commercialization or growth efforts.
We may seek additional capital through a variety of means. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect your rights as a shareholder. If we raise additional capital through the sale of debt securities or through entering into credit or loan facilities, we may be restricted in our ability to take certain actions, such as incurring additional debt, making capital expenditures, acquiring or licensing intellectual property rights, declaring dividends or encumbering our assets to secure future indebtedness. If we raise additional capital through collaborations with third parties, we may be required to relinquish valuable rights to our intellectual property, products or product candidates or we may be required to grant licenses for our intellectual property, products or product candidates on unfavorable terms.
Our indebtedness under the Loan Agreement and the associated restrictive covenants thereunder could adversely affect our financial condition.
We have significant indebtedness outstanding under the Loan Agreement. Such indebtedness requires us to dedicate a substantial portion of our cash and cash equivalents to the payment of interest on, and principal of, the indebtedness, thereby reducing the amounts available to fund working capital, capital expenditures, research and development efforts, commercialization efforts and other general corporate purposes. Indebtedness under the Loan Agreement bears variable rates of interest based on the prevailing SOFR, thereby making us more vulnerable to rising interest rates.
The Loan Agreement contains certain restrictions on our activities and customary covenants, including a covenant to maintain qualified cash of at least $60.0 million plus an amount equal to any accounts payable that remain unpaid more than ninety days after the date of the original invoice therefor, and negative covenants including limitations on indebtedness, liens, fundamental changes, asset sales, investments, dividends and other restricted payments and other matters customarily restricted in such agreements. In addition, the Loan Agreement contains a revenue covenant that, so long as the Company’s 30-day average market capitalization is less than $650 million, requires the Company achieve minimum levels of ZYNLONTA net sales in the United States, tested on a quarterly basis, which is subject to a customary cure right in favor of the Company that may be exercised by making certain prepayments and that, subject to certain limitations, may be exercised up to three times during the term of the Loan Agreement. The obligations under the Loan Agreement are secured by substantially all of our assets and are guaranteed by certain of our subsidiaries. Such covenants could limit our flexibility in planning for, or reacting to, changes in our business and our industry; place us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt on more favorable terms; and limit our ability to borrow additional amounts.
Our ability to maintain compliance with the covenants imposed by our indebtedness and to repay the principal of, pay interest on and refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to comply with the covenants imposed by our indebtedness or to generate sufficient cash flow to service or repay our indebtedness, we may be in default of the Loan Agreement and be required to adopt one or more alternatives, such as restructuring debt or obtaining additional financing on terms that may be unfavorable to us or highly dilutive.
The HCR Agreement reduces the amount of cash we are able to generate from sales of, and licensing agreements involving, ZYNLONTA and Cami and could make us a less attractive acquisition target.
Under the HCR Agreement, we are obligated to pay to HCR royalties representing a percentage of net sales of ZYNLONTA in certain jurisdictions, a percentage of any upfront or milestone payments we receive from licenses that we grant to commercialize ZYNLONTA in certain jurisdictions, and a percentage of any upfront or milestone payments (or on royalties) we receive from licenses that we grant to commercialize Cami. See “Item 1. Business—Material Contracts.” As a result, our ability to generate from sales of, and licensing agreements involving, ZYNLONTA and Cami is reduced, which could adversely affect our financial condition.
In addition, upon the occurrence of a change in control event that occurs after the 36-month anniversary of the closing of the HCR Agreement, we are obligated to pay HCR an amount equal to 2.50 times the amount paid by HCR under the HCR Agreement, or at 2.25 times the amount paid by HCR under the agreement if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029, less any amounts we previously paid to HCR. If the change in control event occurs prior to the 36-month anniversary of the closing of the HCR Agreement, we are obligated to pay HCR an amount equal to 2.0 times the amount paid by HCR, less any amounts we previously paid to HCR. The foregoing provisions may make us a less attractive acquisition target by reducing the benefit accruing to our shareholders in any change-of-control transaction.
Our statement of operations is subject to considerable non-cash charges and volatility due to factors that may be beyond our control.
The warrants that we have issued to Deerfield Partners, L.P. and Deerfield Private Design Fund IV, L.P. (the “Deerfield Warrants”) are presented in the audited consolidated balance sheet as a liability, which is remeasured to fair value at each reporting date. The fair value changes based on our share price and its expected volatility. Our obligations under the HCR Agreement is accounted for as a short-term and long-term debt obligation. To determine the accretion of the liability, we are required to estimate the total amount of future royalty payments and estimated timing of such payment to HCR based on our revenue projections as well as the achievement of certain milestones. Based on our periodic review, the amount and timing of repayment is likely to be different at each reporting period. To the extent the amount or timing of such payments is materially different than our initial estimates, we will record a cumulative catch-up adjustment. As a result, our Deerfield Warrants and obligations under the HCR Agreement could result in considerable non-cash charges to, and significant volatility in, our statement of operations.
Our ability to use tax loss carryforwards may be limited.
As of December 31, 2023, we reported $1,059 million in tax loss carryforwards for Swiss corporate income tax purposes. Such tax loss carryforwards and tax credits could, with certain limitations, be used to offset future taxable income. Swiss tax loss carryforwards generally expire seven years after the tax year in which they were incurred; U.S. federal and state tax credits generally expire after 20 years, although some state tax credits expire as quickly as seven years after the tax year in which they were incurred, and others do not expire. There can be no assurance that we will be able to generate sufficient income that allows us to use such tax loss carryforwards or tax credits before their expiration. U.S. federal and state credits in our financial statements are based on our assessment of the value that we will be able to realize; however, such assessments are based on our projections of our future taxable income, which are subject to uncertainty and change based on numerous factors, including those described in this “Item 1A. Risk Factors” section. In addition, relevant tax authorities may not accept our claims of tax loss carryforwards or tax credits. Furthermore, changes in tax law, as well as interpretation of such tax laws, could reduce, eliminate, or otherwise impair our ability to use our tax loss carryforwards and US federal and state credits.

Exchange rate fluctuations may materially affect our results of operations and financial condition.
We operate internationally and are exposed to fluctuations in foreign exchange rates between the U.S. dollar and other currencies, particularly the British pound, the Euro and the Swiss franc. Our reporting currency is the U.S. dollar and, as a result, financial line items are converted into U.S. dollars at the applicable foreign exchange rates. As our business grows, we expect that at least some of our revenues and expenses will be denominated in currencies other than the U.S. dollar. Therefore, unfavorable developments in the value of the U.S. dollar relative to other relevant currencies could adversely affect our business and financial condition.
We believe that we were a passive foreign investment company for U.S. federal income tax purposes for the 2023 taxable year, which could result in adverse U.S. tax consequences to certain U.S. investors.

Under the Internal Revenue Code of 1986, as amended (the “Code”), we will be a passive foreign investment company (“PFIC”), for any taxable year in which, after the application of certain look-through rules with respect to subsidiaries, either (i) 75% or more of our gross income consists of “passive income” or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, “passive income” (including cash). Passive income generally includes interest, dividends, certain non-active rents and royalties, and capital gains.

Cash is generally characterized as a passive asset for these purposes. Goodwill is generally characterized as a non-passive or passive asset based on the nature of the income produced in the activity to which the goodwill is attributable. The extent to which our goodwill should be characterized as a non-passive asset is not entirely clear. We hold a substantial amount of cash, and while this continues to be the case, our PFIC status for any taxable year depends largely on the value of our goodwill and the characterization of our goodwill as passive or non-passive. The value of our goodwill for any taxable year may be determined in large part by reference to the average of our market capitalization for that year. Because our market capitalization declined substantially during 2023, we believe we were a PFIC for our 2023 taxable year. There is also a risk that we will be a PFIC for 2024 and possibly future taxable years. We have not obtained any valuation of our assets (including goodwill). A beneficial owner of our common shares who, for U.S. federal income tax purposes, is eligible for the benefits of the income tax treaty between Switzerland and the United States (the “Treaty”) and who is (i) a citizen or individual resident of the United States, (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia or (iii) an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source (each, a “Holder”), should consult their tax advisers regarding the value and characterization of our assets for purposes of the PFIC rules, as they are subject to some uncertainties. In addition, our PFIC status is a factual annual determination that can be made only after the end of the relevant taxable year and will depend on the composition of our income and assets and the value of our assets from time to time. Accordingly, our PFIC status for 2024 and any future taxable year is uncertain.

If we are a PFIC for any taxable year during which a U.S. Holder holds common shares, we generally will continue to be treated as a PFIC with respect to that U.S. Holder for all succeeding years during which the U.S. Holder holds common shares, even if we cease to meet the threshold requirements for PFIC status. Such a U.S. Holder may be subject to adverse U.S. federal income tax consequences, including (i) the treatment of all or a portion of any gain on disposition as ordinary income; (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends; and (iii) compliance with certain reporting requirements. A “qualified electing fund” (“QEF”) election or, if our common shares are regularly traded on a qualified exchange, a “mark-to-market” election may be available that will alter the consequences of PFIC status.

Because we believe we were a PFIC for the 2023 taxable year, we will endeavor to provide information necessary for our U.S. Holders to make a QEF election with respect to us for the 2023 taxable year and expect to provide such information for any subsequent year if we believe we are a PFIC, but there is no assurance that we will timely provide this information. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the information that a U.S. Holder would need in order to make a valid election. Any such information will be provided on our website.

Risks Related to Research and Development
We may expend our resources to pursue particular products or product candidates and fail to capitalize on those that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial resources and personnel, we may prioritize the research, development and commercialization of select products, product candidates and technologies and of products, product candidates and technologies in select indications or markets. As a result, we may forgo or delay the pursuit of other products, product candidates and technologies or of other indications and markets that later prove to have greater commercial potential. Decision-making about development and commercialization priorities involves inherent subjectivity and uncertainty, and there can be no assurance that we will pursue product candidates and technologies with the greatest likelihood of obtaining regulatory approval or products, product candidates and technologies with the greatest market potential. In addition, we may relinquish valuable rights to products, product candidates and technologies through partnering, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such products, product candidates and technologies.
We may be unable to complete clinical trials on our expected timelines, if at all.
Clinical trials are subject to the numerous risks described in this “Item 1A. Risk Factors” section and in our other filings with the SEC, and a failure, delay or termination of one or more clinical trials can occur at any stage of the clinical trial process. Events that could impede our ability to complete clinical trials on a timely basis include but are not limited to:
•delays in the timely commencement of clinical trials due to negative preclinical data, delays in receiving the required regulatory clearance from the appropriate regulatory authorities, delays in reaching an agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites and difficulties in obtaining required Institutional Review Board (“IRB”) or ethics committee approval at each clinical trial site;
•challenges in recruiting and enrolling suitable patients that meet the study criteria to participate in clinical trials, which challenges may be heightened for clinical trials that seek to enroll patients with characteristics that are found in a small population and by the novel nature of our products and product candidates;
•competition from alternative clinical trials in a similar space or new treatments in similar indications which may limit or ability to recruit and enroll new subjects;
•difficulties in retaining and following up with subjects and censoring of patients;
•any failure by us or CROs, CMOs, and other third parties to adhere to applicable requirements, which risk may be heightened by our reliance on third parties, and which may result in delays, trial suspension or the imposition of clinical holds;
•safety issues, including occurrence of treatment emergent adverse events (“TEAEs”) and serious adverse events (“SAEs”), which may result in trial suspension or the imposition of clinical holds such as the partial clinical hold that was imposed by the FDA on our previous clinical trial of ZYNLONTA and rituximab in unfit or frail previously untreated DLBCL patients due to respiratory-related events;
•the inability to manufacture adequate quantities of a product or a product candidate or other materials necessary in accordance with current Good Manufacturing Practices (“cGMPs”) to conduct clinical trials, including, for example, quality issues and delays in the testing, validation, manufacturing delays or failures at our CROs and delivery of the product or product candidate to the clinical trial sites;
•the ability to obtain on a timely basis and on commercially reasonable terms an adequate supply of products or product candidates to be used in combination with our products and product candidates;

•changes in regulatory requirements and guidance;
•changes in the treatment landscape, such as new therapies or the withdrawal of a competing product; and
•lack of adequate funding to continue the clinical trial.
Any delays in the completion of clinical trials could increase costs, delay or prevent regulatory approval of our product candidates and impair our ability to maintain regulatory approval of and to commercialize any approved products.
There can be no assurance regarding the outcome of ongoing or planned clinical trials or the sufficiency of results from such clinical trials.
Drug research and clinical trials are inherently uncertain. There can be no assurance regarding the outcome of any ongoing or planned clinical trials, including whether such trials will meet their respective endpoint, whether severe adverse events will occur during the trials and whether the final results will ultimately be sufficient to support regulatory approval. For example, we are conducting a confirmatory Phase 3 trial of ZYNLONTA in combination with rituximab for the treatment of relapsed or refractory DLBCL. Despite ZYNLONTA having received accelerated approval from the FDA and conditional approval from the EMA and UK MHRA, ZYNLONTA may fail to achieve its endpoints in this clinical trial, which could result in our inability to maintain regulatory approval. Results from earlier-stage clinical trials are even more unpredictable due to the limited size of the clinical trials and number of unknown factors at such early stages.
Results from preclinical studies and early-stage clinical trials of a product candidate may not be predictive of results from late-stage clinical trials of that product candidate or of any other product or product candidate. In the past, despite promising results from preclinical studies and early-stage clinical trials, we have discontinued development of product candidates due the results from late-stage clinical trials. In addition, positive and promising results from preclinical studies and clinical trials of a product or product candidate in one indication may not be predictive of results from clinical trials of that product or product candidate in other indications or in combination with other agents. There may be significant differences between clinical trials, including differences in inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. For example, results from the pivotal Phase 2 clinical trial of ZYNLONTA for the treatment of relapsed or refractory DLBCL, or any other clinical trial of ZYNLONTA, may not be predictive of results from other clinical trials of ZYNLONTA, such as the confirmatory Phase 3 clinical trial, particularly those in which ZYNLONTA is used in combination with other agents and those involving different patient populations, such as the Phase 1 LOTIS-7 trial. If the results of our confirmatory trial for ZYNLONTA or the additional trials for ZYNLONTA in other indications do not meet their primary endpoints, then we may be unable to maintain regulatory approval for ZYNLONTA or obtain regulatory approval for expanded or new indications for ZYNLONTA. Failure to maintain or obtain regulatory approval for ZYNLONTA could have an adverse impact on our ability to continue to generate and grow our revenue in the future.

From time to time, we may announce or publish preliminary data, such as we had done for the LOTIS-7 trial or the ADCT-601 trial, but such data may not be predictive of future results for the next phase of the clinical program and are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Therefore, positive preliminary results in any ongoing clinical trial may not be predictive of results in the completed trial. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available.
Our products and product candidates may cause undesirable side effects or adverse events.
Undesirable side effects or adverse events caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in more restrictive labeling, boxed warnings, REMS or the denial or withdrawal of regulatory approval by the FDA, the EMA or other regulatory authorities, subject us to product liability claims or require us to issue product recalls. For example, in July 2023, we discontinued our Phase 2 clinical trial of ZYNLONTA in combination with rituximab in unfit or frail previously untreated DLBCL patients due to safety data that signaled potentially excessive respiratory-related events. In addition, undesirable side effects or adverse events could impair our ability to market our products, limit patients’ and physicians’ willingness to use our products and make it more difficult for us to obtain adequate coverage and reimbursement for our products.
In our clinical trials, we have observed certain class toxicities associated with our warheads, including elevated liver enzymes, skin rash, and effusions and edema. The prescribing information for ZYNLONTA contains warnings and precautions for effusion and edema, myelosuppression, infections, cutaneous reactions and embryo-fetal toxicity.
Such information is based on adverse events observed in our clinical trials and post-marketing information. However, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our products or product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Therefore, there can be no assurance that ZYNLONTA will not cause side effects that are different or more severe in a greater proportion of patients when used by more patients as we commercialize the product. Similarly, as our other product candidates advance through late-stage clinical trials that involve more patients than earlier-stage clinical trials, these product candidates may cause side effects or adverse events that are different in nature, severity and frequency than observed in earlier-stage clinical trials.
In addition, we are developing ZYNLONTA and certain of our product candidates in combination with other therapies, such as rituximab and bispecifics. Combining therapies may cause additional, different or more severe side effects or adverse events than when a drug is used as a monotherapy. In addition, therapies used in combination may have common toxicities. When used in combination, the severity and frequency of such undesirable side effects or adverse events may be greater than the cumulative severity and frequency of such side effects or adverse events when the therapies are used as monotherapies.
We may not be successful in our efforts to expand the market opportunity of ZYNLONTA, develop additional product candidates or build up our research pipeline.
ZYNLONTA is currently approved for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including DLBCL not otherwise specified, DLBCL arising from low-grade lymphoma, and also high-grade B-cell lymphoma. We are undertaking clinical trials to potentially expand ZYNLONTA into other indications and into earlier lines of therapy. However, clinical development and regulatory review is inherently unpredictable and are subject to numerous risks and uncertainties described in this “Item 1A. Risk Factors” section. Failure to expand the indication(s) for ZYNLONTA, could limit the market opportunity for ZYNLONTA and our potential future revenue which could have an adverse effect on our business and operations. There can be no assurance that we will succeed in expanding the market opportunity of ZYNLONTA.
A key element of our development strategy is to build a robust pipeline ADCs targeting both novel and clinically validated cancer targets using a variety of technologies for the treatment of hematological malignancies and solid tumors. There can be no assurance that we will be able to identify suitable additional product candidates for clinical development or that our research and development efforts will yield safe, effective and commercially viable product candidates. If we are not successful in developing these new drugs, our future market opportunity and potential revenue may be negatively impacted, which could adversely impact our business and operations.

Risks Related to Regulatory Approval and Government Regulation
We may be unable to obtain, or experience delays in obtaining, regulatory approval for our product candidates.
Our product candidates must be approved by the FDA in the United States, by the EMA in the European Union and by comparable regulatory authorities in other jurisdictions prior to commercialization. In order to obtain regulatory approval for the commercial sale of any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication and that manufacturing of the product candidate is safe, robust and reproducible. The time and resources required to obtain regulatory approval is unpredictable, typically takes many years and significant investment following the commencement of clinical trials and depends upon numerous factors.
Regulatory authorities have substantial discretion in the approval process. They may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials or other studies. In this Annual Report and elsewhere in our public communications, we designate certain of our clinical trials as “pivotal” if we believe that these clinical trials, if successful, will support biologics license application (“BLA”) submissions; however, there can be no assurance that any clinical trial that we designate as “pivotal” will be viewed as sufficient by the FDA, the EMA and other comparable regulatory authorities in other jurisdictions to support regulatory approval. If we are required to conduct additional clinical trials or other testing of any of our products and product candidates beyond those that are contemplated, we may incur significant additional costs and regulatory approval may be delayed or prevented.
Various regulatory programs in the United States, such as Breakthrough Therapy Designation, Fast Track Designation or Priority Review Designation, are designed to expedite the development and review of therapies to treat certain diseases. We may seek such designations, and comparable designations by foreign regulatory authorities, for one or more of our product candidates for the treatment of certain indications. However, regulatory authorities have broad discretion whether or not to grant such designations, and the receipt of such designations may not result in faster development, review or approval and does not guarantee regulatory approval.
We are developing certain of our products and product candidates in combination with other therapies. If we choose to develop a product or product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, the EMA or comparable regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product or product candidate. If the therapies we use in combination with our products and product candidates are replaced as the standard of care, the FDA, the EMA or comparable regulatory authorities in other jurisdictions may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our products, if approved only for use in combination with another approved therapy, being removed from the market or being less successful commercially. Where we develop a product or product candidate for use in combination with a therapy that has not been approved by the FDA, the EMA or comparable regulatory authorities in other jurisdictions, we may not be able to market our product or product candidate for use in combination with such an unapproved therapy, unless and until the unapproved therapy receives regulatory approval. Unapproved therapies face the same risks described with respect to our product candidates currently in development. In addition, other companies may also develop their products or product candidates in combination with the unapproved therapies with which we are developing our products and product candidates for use in combination. Any setbacks in these companies’ clinical trials, including the emergence of serious adverse effects, may delay or prevent the development and approval of our products and product candidates for use in combination with an approved therapy.
Furthermore, the process and time required to obtain regulatory approval differ by jurisdiction. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In particular, prior to regulatory approval, regulatory authorities may require additional clinical trials to be conducted with a local population. Moreover, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country, which can take considerable time and be heavily impacted by political, economic and regulatory developments.

In addition, the approval policies or regulations of the FDA, the EMA or comparable regulatory authorities in other jurisdictions may change in a manner rendering our clinical data insufficient for approval. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, the Food and Drug Omnibus Reform Act (“FDORA”) included provisions related to the accelerated approval pathway and authorized the FDA to require a post-approval study to be underway prior to approval or within a specified time period following approval. In addition, the Oncology Center of Excellence within the FDA is advancing Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended.
We may be unable to maintain regulatory approval for any approved products.
As part of regulatory approval, we may be subject to a number of post-marketing requirements and commitments, such as post-marketing studies or clinical trials, surveillance to monitor the safety or efficacy of any approved product and risk evaluation and mitigation strategies. For example, our post-marketing obligations with respect to ZYNLONTA include a deferred pediatric trial and a trial in patients with hepatic impairment. In particular, for any products for which we receive accelerated approval from the FDA or conditional approval from the EMA or comparable regulatory authorities in other jurisdictions, we are required to complete confirmatory clinical trials. The FDA may withdraw approval of our products approved under the accelerated approval pathway if, for example, the clinical trial(s) required to verify the predicted clinical benefit of a product fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the product, other evidence demonstrates that a product is not shown to be safe or effective under the conditions of use, we fail to conduct any required post-marketing confirmatory clinical trial with due diligence or we disseminate false or misleading promotional materials relating to the relevant product. There can be no assurance that we will receive full approval or maintain the current accelerated approval for ZYNLONTA for the treatment of relapsed or refractory DLBCL or that we will receive full approval for ZYNLONTA in other indications or for any of product candidates for which we receive accelerated approval. In addition, any products for which we receive regulatory approval in a particular jurisdiction and the activities associated with their commercialization, including testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, will be subject to comprehensive regulation by the FDA, the EMA or comparable regulatory authorities in other jurisdictions. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration and listing requirements, the FDA’s cGMP requirements or comparable requirements in foreign jurisdictions, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA, the EMA or comparable regulatory authorities in other jurisdictions, requirements regarding the distribution of samples to physicians, tracking and reporting of payments to physicians and other healthcare providers and recordkeeping. If we are unable to complete the required confirmatory or post-marketing studies, if such studies fail to meet their safety and efficacy endpoints or if we otherwise fail to comply with post-marketing requirements and regulations, we may be unable to maintain regulatory approval for any approved products.
The policies of the FDA, the EMA and comparable regulatory authorities in other jurisdictions may change and additional regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements, or not able to maintain regulatory compliance, we may lose any regulatory approval that may have been obtained. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, as the regulatory environment changes rapidly.
We may not receive Orphan Drug Designation for our product candidates.
Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user fee waivers. In addition, if a product receives the first FDA approval for the condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity for the orphan indication following drug or biological product approval, provided that the criteria for orphan designation are still applicable at the time of the granting of the marketing authorization. This period may be reduced to six years if, at the end of the fifth year, the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The respective orphan drug designation and exclusivity frameworks in the United States and in the European Union are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, European Union or U.S. orphan designations in the future.
We may pursue orphan drug designation for one or more of our other product candidates. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we obtain orphan drug designation, we may not be able to maintain such designation. For example, in the process of seeking marketing authorization in the European Union, the Committee for Orphan Medicinal Products recommended to not uphold ZYNLONTA’s previously granted orphan drug designation. Even if we obtain orphan drug designation for our product candidates in specific conditions, we may not be the first to obtain regulatory approval of these product candidates for the orphan-designated condition. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Furthermore, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different ADCs with different monoclonal antibody elements or functional elements of the conjugated molecule can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same ADC with the same monoclonal antibody element and functional element of the conjugated molecule for the same condition if the FDA concludes that the later ADC is safer, more effective or makes a major contribution to patient care. Our inability to obtain orphan drug designation for any product candidates for the treatment of rare cancers and/or our inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it.
We may not receive the 12 years of data exclusivity from our anticipated Reference Product Exclusivity or data exclusivity in other jurisdictions.
We believe ZYNLONTA is the first loncastuximab tesirine product to have been licensed by the FDA and should be entitled to a period of 12 years of Reference Product Exclusivity (“RPE”). However, the FDA has not yet awarded ZYNLONTA such RPE, and the FDA may not do so for unknown reasons. The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) established an abbreviated pathway to licensure for follow-on biologics called biosimilars. Biosimilars are biological products approved under section 351(k) of the Public Health Act Service Act (“PHS Act”) relying on the FDA’s findings of safety, purity, and potency for a licensed biologic (“Reference Product”) submitted pursuant to section 351(k) of the PHS Act. A biosimilar is highly similar to its Reference Product, excluding minor differences in clinically inactive components for which there are no clinically meaningful differences between the proposed biological product and the Reference Product in safety, purity, or potency.
The BPCIA provides a 12-year period of RPE during which the FDA may not license a biosimilar application relying on the Reference Product; the applicant may not submit a biosimilar application relying on the Reference Product for the first 4 years of the 12-year RPE period. That RPE runs from the “date of first licensure,” which is the date that the FDA first licensed the Reference Product, and when such a period of RPE is awarded to a given Reference Product, it is listed in the FDA’s Database of Licensed Biological Products (the “Purple Book”) as a “Date of First Licensure.” The FDA historically has been slow to make these determinations and often does not do so until there is a biosimilar application pending. There is no “Date of First Licensure” listed in the Purple Book for ZYNLONTA.
RPE is available unless the putative Reference Product falls under one of several exclusions. Specifically, RPE is not available where licensure is for a supplement for the putative Reference Product or where the licensure is for a subsequent application filed by the same sponsor or manufacturer of the biological product for a change other than a modification to the structure of the biological product that results in a change in safety, purity, and potency. The “same sponsor” includes any licensor, predecessor in interest, or other related entity. For each putative Reference Product, the FDA assesses whether an application is considered a subsequent application filed by the same sponsor or manufacturer of the biological product and whether there is a modification to the structure of the biological product previously licensed by such an entity. If there is a structural modification, the FDA then determines whether such modification would result in a change in safety, purity, or potency.
ZYNLONTA is listed in the Purple Book, but the FDA has not yet listed a Date of First Licensure. Accordingly, it is unclear whether the FDA will award ZYNLONTA its 12 years of RPE. While we are not aware of any disqualifying factors, the FDA could determine that ZYNLONTA is not entitled to RPE if it determines that an entity related to us received licensure of a similar molecule in the past.
Even if ZYNLONTA does receive its 12 years of exclusivity, the value of RPE is limited. As data exclusivity, RPE would not preclude subsequent licensure of a similar or related product unless the application sought to rely on the FDA’s findings of safety, purity, and potency for ZYNLONTA in a biosimilar application filed pursuant to Section 351(k) of the PHS Act. Accordingly, the FDA could approve an identical loncastuximab tesirine product with full studies demonstrating safety, purity, and potency submitted under section 351(k) of the PHS Act. The FDA could also approve loncastuximab tesirine for a different indication or with a different route of administration or formulation despite any RPE for ZYNLONTA.
If we are found to have improperly promoted off-label use of our products, we may become subject to significant liability.
The FDA, the EMA and comparable regulatory authorities in other jurisdictions strictly regulate the promotional claims that may be made about prescription drug products, such as our products. While physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, a product may not be promoted for uses that are not approved by the applicable regulatory authority as reflected in the product’s approved labeling or for uses inconsistent with the product’s approved labeling. For example, despite ZYNLONTA being approved for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including DLBCL not otherwise specified, DLBCL arising from low grade lymphoma and high-grade B-cell lymphoma, if our promotional materials and related activities are not consistent with the approved labeling or if physicians, in their professional medical judgment, nevertheless prescribe the drug product to their patients in a manner that is inconsistent with the approved labeling, we may be subject to claims that we promoted off-label use or otherwise violated applicable regulations. In addition, although we believe our warhead may provide for superior efficacy as compared to marketed ADCs, without head-to-head data, we will be unable to make comparative claims for our products. If we are found to have promoted such off-label use or made such unsubstantiated comparative claims, we may become subject to significant liability under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other statutory authorities, such as laws prohibiting false claims for reimbursement.
Failure to comply with health and data protection laws and regulations could lead to government enforcement actions, private litigation and adverse publicity and could negatively affect our operating results and business.
We receive, generate and store significant and increasing volumes of sensitive information, such as employee and patient data. In addition, we actively seek access to medical information, including patient data, through research and development collaborations or otherwise. We and any potential collaborators may be subject to federal, state, local and foreign laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health

Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), the California Consumer Privacy Act and other state laws and regulations, the Regulation 2016/679, known as the General Data Protection Regulation (the “GDPR”), as well as European Union member state implementing legislations, the UK General Data Protection Regulation (“UK GDPR”) and the Swiss Federal Act on Data Protection. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions, which could include civil, criminal and administrative penalties, private litigation, and adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
If we are unable to comply, or do not fully comply, with applicable fraud and abuse, transparency, government price reporting, privacy and security, and other healthcare laws, we could face substantial penalties.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of our products for which we obtain marketing approval. Our operations, including any arrangements with healthcare providers, physicians, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. The healthcare laws that may affect our ability to operate include, but are not limited to:
•The federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, and formulary managers, on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.
•Federal civil and criminal false claims laws, such as the False Claims Act (“FCA”), which can be enforced by private citizens through civil qui tam actions, and the Civil Monetary Penalties Law prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
•HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, or willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

•HIPAA, as amended by HITECH, and its implementing regulations, which impose privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and covered subcontractors that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•Federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•The federal transparency requirements under the Physician Payments Sunshine Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services (the “CMS”) information related to payments and other transfers of value provided to physicians, as defined by such law, certain other healthcare professionals, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.
•State and foreign laws that are analogous to each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.
•State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers; state laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases; state and local laws that require the registration of pharmaceutical sales representatives; state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; state laws that require the posting of information relating to clinical trials and their outcomes; and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.
Ensuring that our operations and business arrangements with third parties comply with applicable healthcare laws and regulations is costly. If our operations are found to be in violation of any of these laws or any other current or future healthcare laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful.
Healthcare reform legislation and other changes in the healthcare industry and in healthcare spending may adversely affect our business model.
Our revenues and revenue prospects could be affected by changes in healthcare spending and policies in the United States, the European Union and any other potential jurisdictions in which we or our collaborators may seek to commercialize our products. We operate in a highly regulated industry, and new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, related to healthcare availability, the method of delivery and payment for healthcare products and services could negatively affect our business, financial condition and prospects. There is significant interest in promoting healthcare reforms, and it is likely that federal and state legislatures within the United States and the governments of other countries will continue to consider changes to existing healthcare legislation. For example, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs, including the Budget Control Act (which, subject to certain sequestration periods, imposed 2% reductions in Medicare payments to providers per fiscal year) and the Infrastructure Investment and Jobs Act (which added a requirement for manufacturers of certain single-source drugs (including biologics and biosimilars) separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose container or single-use package drugs), such as ZYNLONTA, to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation) which requirement has caused and we expect will continue to cause a significant adverse effect on ZYNLONTA net sales and thus our results of operations.
.
These initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”), which, among other things, allows the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiations, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS will announce the negotiated maximum fair price by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation and requires manufacturers that wish for their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. For example, ZYNLONTA is considered an innovative product and therefor may be subject to certain provisions of the IRA including penalties associated with inflation rebates relative to Medicare Part-B. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions began taking effect progressively in 2023, although they may be subject to legal challenges. Thus, while it is unclear how the IRA will be implemented, we expect that we will be liable for price increase penalties under the IRA and that the IRA will negatively impact our gross-to-net adjustment for ZYNLONTA sales.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
We expect that additional state and federal healthcare reform measures will be adopted in the future. Any adopted healthcare reform measure could reduce the ultimate demand for our products or put pressure on our product pricing. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.
Risks Related to Commercialization and Manufacturing
We or our foreign commercialization partners may not be able to successfully commercialize our products.
To successfully commercialize our products, we must attract and retain qualified selling and marketing personnel and attain significant market acceptance of our products. We face significant competition for qualified personnel. See “—We face substantial competition, which may result in others discovering, developing or commercializing products, treatment methods or technologies before or more successfully than we do.” Establishing market acceptance of our products among physicians, patients, patient advocacy groups, third-party payors and the medical community is complex and resource intensive. The risk of our inability to establish market acceptance may be heightened as our products represent novel treatment methods and be influenced by factors beyond our control, including perceptions of ADC products generally or those of our competitors and coverage and reimbursement for our products. Further, changes to our commercialization strategy may result in disruptions to and adverse impacts on our commercialization efforts. For example, the change in commercialization model in 2023 caused significant disruption to our commercialization efforts. If we do not successfully commercialize our products, we may not generate significant product revenues and may not receive a satisfactory return on our investment into the research and development of those products.

Alternatively, we have established collaborations with third parties to commercialize our product. See “Item 1. Business—Material Contracts.” In such collaborations, we depend on the performance of the contractual counterparty, over which we have limited control. Therefore, such collaborations may generate lower product revenues or profit than if we were to commercialize our products ourselves. We may wish to establish additional collaborations with third parties to commercialize our product. We may not be successful in entering into such marketing and distribution arrangements with third parties or in entering in such marketing and distribution arrangements with third parties on favorable terms. Moreover, such arrangements are complex and time-consuming to negotiate, document and implement and they may require substantial resources to maintain.
Coverage and reimbursement may be limited or unavailable for our products.
In both domestic and foreign markets, sales of our products will depend substantially on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors decide which products will be covered and establish reimbursement levels for those products. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our products.
Obtaining coverage approval and reimbursement from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may be unable to provide. In particular, there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, there is no uniform policy for coverage and reimbursement and, as a result, coverage and reimbursement can differ significantly from payor to payor. The principal decisions about reimbursement for new medicines are typically made by the CMS, which decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow the CMS’s decisions regarding coverage and reimbursement. Further, coverage policies and third-party payor reimbursement rates may change at any time. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Further, one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will also provide coverage and adequate reimbursement for that product. In Europe, pricing and reimbursement schemes may be more restrictive than those in the United States and vary widely from country to country and may require additional clinical trials and additional cost-effectiveness assessments. Many foreign jurisdictions provide nationalized healthcare which may impact the ability to obtain coverage or the amount of reimbursement. In addition, countries may restrict the price of products through the use of nationalized tender processes, controls on the profitability of drug companies, guidance to physicians to limit prescriptions, reference pricing and parallel distribution. Furthermore, many countries have increased the amount of discounts required on pharmaceutical products. This risk may be heightened by our collaboration with Sobi, pursuant to which we do not control the commercialization of, including obtaining coverage and reimbursement for, ZYNLONTA. The downward pressure on healthcare costs in general, and prescription products in particular, has become increasingly intense.
Furthermore, the containment of healthcare costs has become a priority of governments and private third-party payors. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We also expect to experience pricing pressures due to the trend towards managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. In particular, we contract with group purchasing organizations, which increases our gross-to-net deductions. These and other cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower-than-anticipated product revenues. In addition, the publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if coverage and adequate reimbursement of our products is unavailable or limited in scope or amount, our revenues and the potential profitability of our products in those countries would be negatively affected.
Our products and product candidates are complex and difficult to manufacture.
Our products and product candidates are complex and difficult to manufacture. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, and insufficient inventory, negative impact on our sales and results of operations and make us a less attractive collaborator for potential partners. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs. In the past, we have received batches of certain of ZYNLONTA and our product candidates that did not meet our specifications. There can be no assurance that manufacturing issues will not occur in the future. We currently rely on third parties to manufacture all our raw materials, components and finished products, many of which are sole source suppliers, and this risk may be heightened by our reliance on contract manufacturing organizations (“CMOs”) to produce our products and product candidates. See “—Risks Related to Our Relationship with Third Parties.” In particular, our products, product candidates and research pipeline use highly potent cytotoxins and payloads and complex conjugation technology that require special manufacturing and handling, which may subject us to liability for any contamination or injury, or failure to comply with environmental, health and safety laws and regulations.

Increases in the costs and expenses of components or raw materials may also adversely influence our business, results of operations and financial condition. Supply sources could be interrupted from time to time and, if interrupted, it is not certain that supplies could be resumed, whether in part or in whole, within a reasonable time frame and at an acceptable cost, or at all. This risk is heightened by our use of sole source suppliers. The cost to manufacture our products could be significantly greater than we expect, which could limit the market acceptance of our products or reduce our potential profit on such product sales.
Furthermore, given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce products and product candidates on schedule and could cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources, which are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of any products or product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects.
The market opportunities for our products and product candidates may be smaller than we estimate and any approval that we obtain may be based on a narrower definition of the patient population.
Our projections of the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a certain line of therapy and who have the potential to benefit from treatment with our products and product candidates, are based on estimates derived from a variety of sources, including scientific literature, surveys of clinicians and healthcare professionals and other forms of market research. These estimates may be inaccurate or based on imprecise data and are based on assumptions such as labeling, acceptance, patient access and pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, new treatments may be approved in the future which may reduce our potential patient population, patients may not be otherwise amenable to treatment with our products and product candidates or new patients may become increasingly difficult to identify or gain access to, all of which could negatively impact our market opportunity estimate and materially adversely affect our business, financial condition, results of operations and prospects.
We face substantial competition, which may result in others discovering, developing or commercializing products, treatment methods or technologies before or more successfully than we do.
Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition with respect to our current products and product candidates and will face competition with respect to any products and product candidates that we may seek to develop or commercialize in the future. Our competitors include large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and capabilities in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. Furthermore, mergers and acquisitions in the biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors.
Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both antibody- and non-antibody-based therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our products and product candidates, including, but not limited to,

AbbVie, Inc., Daiichi Sankyo Company, GlaxoSmithKline plc, Gilead Sciences, Inc., Mersana Therapeutics Inc., Sanofi S.A., Roche Holding AG, Pfizer Inc. and Zymeworks, Inc. There are hundreds of ADCs in development, the vast majority of which were being developed for the treatment of cancer.

In the relapsed or refractory DLBCL setting, for which we are commercializing ZYNLONTA, current third-line treatment options include CAR-T, allogeneic stem cell transplant, polatuzumab in combination with bendamustine and a rituximab product, selinexor, tafasitamab in combination with lenalidomide, chemotherapy using small molecules and bispecifics. If ZYNLONTA is approved for use as a second-line treatment for DLBCL patients, we will continue to compete with CAR-T, autologous stem cell transplant, rituximab in combination with chemotherapies, polatuzumab in combination with bendamustine and a rituximab product, and tafasitamab in combination with lenalidomide. In addition, we expect changes to the treatment paradigm, including potential new entrants and new approvals in the second-line setting. New technologies, procedures or treatments could render our products and product candidates obsolete and there can be no assurance that our products and product candidates would be able to compete effectively. If we are unable to compete with these new treatment options, physicians may not utilize our products and our future revenues and estimates may be negatively impacted.

Risks Related to Our Relationship with Third Parties
We rely on third parties to conduct preclinical studies and clinical trials and for the manufacture, production, storage and distribution of our products and product candidates and certain commercialization activities for our products.
We rely, and we expect that we will continue to rely, on CROs and other third parties to assist in managing, monitoring and otherwise carrying out preclinical studies and clinical trials of our products and product candidates and CMOs and other third parties for the manufacture, production, storage and distribution of our products and product candidates and certain commercialization activities for our products, including government pricing, reporting and chargeback and rebate processing, pharmacovigilance and adverse event reporting. We have less control over the activities of third parties than we would otherwise have if we relied entirely upon our own staff and we are exposed to different risks, including all the risks associated with such third parties’ businesses and financial condition, than if we performed such functions ourselves. There can be no assurance that these third parties will perform services for us in accordance with our timelines, standards and expectations. If these third parties do not successfully carry out their duties under their agreements or otherwise fail to comply with regulatory requirements, we may experience delays in our research and development activities, be unable to obtain and maintain regulatory approval, be unable to commercialize our products and be required to issue product recalls. In addition, if any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements on a timely basis or on commercially reasonable terms, and even if successful in entering into alternative arrangements, we may experience significant delays during the transition. This risk may be heightened by our use of single-source supplier arrangements. Furthermore, if a CMO or other third-party manufacturer cannot maintain a compliance status acceptable to the FDA, or if the EMA or a comparable regulatory authority in another jurisdiction does not approve these facilities for the manufacture of our products and product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would be time-consuming, costly and uncertain and significantly impact our ability to develop, obtain regulatory approval for, source adequate supply of or market our products and product candidates.
Our collaborators may not perform as expected, and we may be unable to maintain existing or establish additional collaborations for the development and commercialization of our products and product candidates.
We have entered into, and may in the future may enter into, collaboration agreements with third parties for the development and commercialization for products, product candidates and/or research programs. See “Item 1. Business—Material Contracts” for a description of such agreements that are material to us. There can be no assurance that we will be able to enter into additional collaboration agreements on favorable terms, or at all. Even if we are successful in our efforts to establish collaborations, we may not be able to maintain such collaborations if, for example, development or approval of a product or product candidate is delayed or sales of an approved product are disappointing. If we fail to establish and maintain collaborations, we could bear all of the risk and costs related to the development and commercialization of any such product or product candidate, which may require us to seek additional financing, hire additional employees and otherwise develop expertise for which we have not budgeted, and may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, and/or reimbursement of development costs.
In such collaborations, we will depend on the performance of our collaborators. Our collaborators may fail to perform their obligations under the collaboration agreements or may not perform their obligations in a timely manner. If conflicts arise between our collaborators and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Furthermore, our collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. In addition, we cannot control the amount and timing of resources our collaborators may devote to our products and product candidates. They may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our products and product candidates. Even if our collaborators continue their contributions to the strategic collaborations, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Additionally, if our collaborators pursue different clinical or regulatory strategies with their product candidates based on similar technology as is used in our products and product candidates, adverse events with their product candidates could negatively affect our products and product candidates. Any of these developments could harm our development and commercialization efforts, which adversely impact our business and operations.
Risks Related to Intellectual Property
If we are unable to obtain, maintain or protect our intellectual property rights in any products or technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, third parties could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market.
Our success depends in significant part on our own and any of our licensors’ ability to obtain, maintain and protect patents and other intellectual property rights and operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others. To protect our proprietary position, we have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have developed that are important to our business. We have also licensed from third parties rights to patents and other intellectual property, including from MedImmune with respect to the PBD technology we use for our PBD-based ADCs and from other parties for some of our other product candidates and related technology. If we or our current or future licensors are unable to obtain or maintain patent protection with respect to such inventions and technology, our business, financial condition, results of operations and prospects could be materially harmed.
The patent prosecution process is expensive, time-consuming and complex and uncertain, and we and our current or future licensors may not be able to prepare, file, prosecute, maintain and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patents may be invalidated and patent applications may not be granted for a number of reasons, including known and unknown prior art (including our own prior art), deficiencies in the patent applications or the lack of novelty of the underlying inventions or technology. It is also possible that we or our current and future licensors will fail to identify patentable aspects of inventions made in the course of research, development and commercialization activities in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research, development and commercialization activities, such as our employees, corporate collaborators, outside scientific collaborators, CROs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such activities before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until eighteen months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our current or future licensors were the first to make the inventions claimed in our owned or licensed patents or patent applications, or that we or our current or future licensors were the first to file for patent protection of such inventions.
Moreover, in some circumstances, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering technology that we license from third parties, and are reliant on our licensors. For example, pursuant to our agreements with MedImmune, MedImmune retains control of the preparation, filing, prosecution, maintenance, enforcement and defense of certain of the patents and patent applications licensed to us. Therefore, these patents and applications may not be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our current or future licensors fail to prosecute, maintain, enforce or defend such patents and other intellectual property rights, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, or lose rights to those patents or patent applications, the rights that we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products and product candidates that are the subject of such licensed rights could be adversely affected.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ patent rights are highly uncertain. Our owned and licensed pending and future patent applications may not result in patents being issued which protect the products or technologies we develop, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Moreover, the patent examination process may require us or our current and future licensors to narrow the scope of the claims of our owned or licensed pending and future patent applications, which may limit the scope of patent protection that may be obtained. Additionally, the scope of patent protection can be reinterpreted after issuance. Even if our owned or licensed pending and future patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented or invalidated by third parties in court or in patent offices in the United States and abroad. Our owned or licensed patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then, only to the extent the issued claims cover the technology. Our competitors or other third parties may also be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (“USPTO”). We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our products and product candidates, third parties may initiate an opposition, interference, reexamination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or other proceedings challenging the inventorship, validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. An adverse determination in any such proceeding or litigation could reduce the scope of, or invalidate, the patent rights we own or license, allow third parties to commercialize the products or technologies we develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time and attention from our scientific and management personnel, even if the eventual outcome is favorable to us. Consequently, there can be no assurance that any product, product candidate or technology we develop will be protectable or remain protected by valid and enforceable patents. In addition, if the breadth or strength of protection provided by our patents or patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products and product candidates.
Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our current and future licensors were the first to file any patent application related to a product or product candidate. Furthermore, if third parties have filed such patent applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and our issued patents covering one or more of our products, product candidates or technologies or the technology we use in our products and product candidates, could be found invalid or unenforceable if challenged in court.
Competitors and other third parties may infringe, misappropriate or otherwise violate our issued patents or other intellectual property or the patents or other intellectual property of our licensors. To protect our competitive position, we or our licensors may, from time to time, resort to litigation in order to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. Enforcement of intellectual property rights is difficult, unpredictable and expensive, and many of our or our licensors’ or collaboration partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaboration partners can. Accordingly, despite our or our licensors’ or collaboration partners’ efforts, we or our licensors or collaboration partners may not prevent third parties from infringing upon, misappropriating or otherwise violating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the United States and the European Union. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. We may fail in enforcing our rights, in which case third parties, including our competitors, may be permitted to use our technology without being required to pay us any license fees.
If we or one of our current or future licensors were to initiate legal proceedings against a third party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability could involve an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or the European Patent Office or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Potential proceedings include reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any products or product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or product candidates or certain aspects of the technology we use in our products and product candidates, and third parties, including our competitors, could compete directly with us, without payment to us. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.
In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our or our licensors’ patents or patent applications. If we or our licensors are unsuccessful in any interference proceedings to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more patents owned or licensed or our owned or licensed patent claims may be narrowed, invalidated or held unenforceable. If we or our licensors are unsuccessful in any interference proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority of inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of one or more of the products and product candidates we may develop. The loss of exclusivity or narrowing of our owned or licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose the ability to continue the development and commercialization of our products and product candidates.
We are party to a number of intellectual property and technology licenses that are important to our business. For example, the PBD technology we use to generate our PBD-based ADCs was developed by, and is licensed on a target-exclusive basis from, MedImmune. If we fail to comply with our obligations under these or our other agreements, including payment and diligence terms, our current and future licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under these agreements. Such an occurrence could adversely affect the value of the products and product candidates being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs. Accordingly, termination of these agreements may require us to cease the development of our products and product candidates.

In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreements. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products and product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be successful in obtaining additional intellectual property rights necessary or required to further develop our products and product candidates.
A third party may hold intellectual property, including patent rights, that is important or necessary to the development of our products and product candidates. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. Moreover, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of products and product candidates we may develop. In addition, many of our patents are co-owned with MedImmune, which licenses its interest in such patents to us. With respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. In addition, we may need the cooperation of any co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. We may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for products and product candidates we develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. As a result, we may be unable to obtain any such licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, products, product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected products and product candidates, which could significantly harm our business, financial condition, results of operations and prospects. In addition, even if we obtain a license, it may be non-exclusive, thereby giving third parties, including our competitors, access to the same technologies licensed to us. In addition, any license we obtain could require us to make substantial licensing and royalty payments. If we are unable to obtain an exclusive license to any third-party or co-owned patents or patent applications, such parties may be able to license their rights to other third parties, including our competitors, and such third parties could market competing products and technology. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.
Third parties may initiate legal proceedings against us alleging that we infringe, misappropriate, or otherwise violate their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain and could have an adverse effect on the success of our business.
Our commercial success depends upon our ability to develop, manufacture, market and sell our products and product candidates and use our and our current or future licensors’ proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. Third parties may initiate legal proceedings against us or our current and future licensors alleging that we or our current and future licensors infringe, misappropriate or otherwise violate their intellectual property rights. In addition, we and our licensors have initiated, and we and our current and future licensors may in the future initiate, legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming, and many of our or our current and future licensors’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our current and future licensors. Numerous U.S.- and foreign-issued patents and pending patent applications which are owned by third parties exist in the fields in which we are pursuing our products and product candidates. We are aware of a patent family with issued claims that could be construed to cover the linker in ADCT-601. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties.

There are, and in the future, we may identify, other third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of one or more of our products and product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products and product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Parties making infringement, misappropriation or other intellectual property claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our products and product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources. In addition, even if we believe any third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of validity, enforceability, priority or non-infringement. A court of competent jurisdiction could hold that such third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any of our products, product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such third-party U.S. patents in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. An unfavorable outcome could require us or our current and future licensors to cease using the related technology or developing or commercializing our products and product candidates, or to attempt to license rights to it from the prevailing party. If we are not successful in defending a third-party claim of infringement, we may be enjoined from continuing to sell our products or our business could be harmed if the prevailing party does not offer us or our current and future licensors a license on commercially reasonable terms or at all. Even if we or our current and future licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our current and future licensors, and it could require us to make substantial licensing and royalty payments. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement, misappropriation or other violation of third-party intellectual property could prevent us from commercializing our products and product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.
We may be subject to claims by third parties asserting that we or our employees, consultants or advisors have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
Many of our employees, consultants, and advisors, including our senior management, were previously employed at other biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and/or non-competition agreements in connection with such previous employment. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending against any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, results of operations, financial condition and prospects.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products and product candidates.
Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or the interpretation of the patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.
Patents have a limited lifespan. Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Patent terms vary in other jurisdictions. Various extensions may be available, including under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”) in the United States, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications. At the time of the expiration of any relevant patents, the underlying technology covered by such patents can be used by any third party, including competitors.

We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, enforcing and defending patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and our owned or licensed intellectual property rights may not exist in some countries outside the United States or may be less extensive in some countries than in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, in some jurisdictions, including Europe, it is more difficult to obtain patents protecting a medical method of use, and any such patents we are able to obtain in such jurisdictions may issue with narrower scope than their U.S. counterparts. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, and many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Consequently, we and our current and future licensors may not be able to prevent third parties from practicing our owned or licensed inventions in all countries outside the United States, or from selling or importing products made using our owned or licensed inventions in and into the United States or other jurisdictions.
If we are unable to protect our confidential information and trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for some of our technology, products and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Trade secrets can be difficult to protect. We seek to protect these trade secrets, in part, by entering into non-disclosure, confidentiality and invention assignment agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality agreements with our employees and consultants. However, there can be no assurance that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Misappropriation or unauthorized disclosure of our trade secrets could significantly affect our competitive position and may have a material adverse effect on our business.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. Furthermore, trade secret protection does not prevent competitors from independently developing substantially equivalent information and techniques, and we cannot guarantee that our competitors will not independently develop substantially equivalent information and techniques. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us. Failure on our part to adequately protect our trade secrets or confidential information could have a material adverse effect on our business, results of operations, financial condition and prospects.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, circumvented, declared generic or determined to be infringing on other marks. There can be no assurance that competitors will not infringe our trademarks, that we will have adequate resources to enforce our trademarks or that any of our current or future trademark applications will be approved. During trademark registration proceedings, we may receive rejections and, although we are given an opportunity to respond, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, trademarks are examined for registrability against prior pending and registered third-party trademarks, and third parties are given an opportunity to oppose registration of pending trademark applications and/or to seek cancellation of registered trademarks. Applications to register our trademarks may be finally rejected, and opposition or cancellation proceedings may be filed against our trademarks, which may necessitate a change in branding strategy if such rejections and proceedings cannot be overcome or resolved. For example, in some jurisdictions the applicable trademark office has rejected our corporate name for registration, or a third party has objected to a published application for a product trademark, which, in some cases, has caused us to abandon or limit our applications, and rely more on the registration for our corporate logo.
Risks Related to Our Business and Industry
We may be unable to attract and retain senior management and key scientific personnel.
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. The loss of the services of our other senior management members, other key employees and scientific and medical advisors could impede the achievement of our research, development and commercialization objectives. Members of our senior management are employed pursuant to employment agreements with no term and that require advance notice for termination, but these persons may terminate their employment with us at any time. In addition, laws and regulations on executive compensation, including legislation in our home country, Switzerland, may restrict our ability to attract, motivate and retain the required level of qualified personnel including those that (i) impose an annual binding shareholders’ “say-on-pay” vote with respect to the compensation of the members of the executive committee and the board of directors, (ii) prohibit severance, advances, transaction premiums and similar payments to the members of the executive committee and the board of directors, and (iii) require companies to specify various compensation-related matters in their articles of association, thus requiring them to be approved by a shareholders’ vote. We do not maintain “key person” insurance for any of our executives or other employees. Further, we compensate our employees, in part, using share-based compensation, the effectiveness of which is influenced by the price of our common shares. If the price of our common shares continues to decrease or is subject to continued volatility, which may occur for various factors, including those beyond our control, we may be unable to attract or retain qualified personnel. Competition for skilled personnel is intense, particularly in the biotechnology industry. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. This competition may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. This possibility is further compounded by the novel nature of our product candidates, as fewer people are trained in or are experienced with product candidates of this type.
Our employees, agents, contractors or collaborators may engage in misconduct or other improper activities.
We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, agents, contractors or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. In particular, because we operate globally and our business is heavily regulated and therefore involves significant interaction with public officials and because the healthcare providers and drug purchasers in certain countries are employed by their government, we face heightened risk with respect to compliance with the Foreign Corrupt Practices Act (the “FCPA”). There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We have provisions in our Code of Business

Conduct and Ethics, an anti-corruption policy and certain controls and procedures in place that are designed to mitigate the risk of non-compliance with anti-corruption and anti-bribery laws. However, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions stemming from a failure to comply with these laws or regulations. Violations of these laws and regulations could result in, among other things, significant administrative, civil and criminal fines and sanctions against us, our officers, or our employees, the closing of our facilities, exclusion from participation in federal healthcare programs including Medicare and Medicaid, implementation of compliance programs, integrity oversight and reporting obligations, and prohibitions on the conduct of our business.
Product liability lawsuits and product recalls could cause us to incur substantial liabilities and to limit development and commercialization of our products.
We face an inherent risk of product liability and product recalls as a result of the clinical testing of our product candidates in human clinical trials and as a result of the commercialization of approved products and their use by patients. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition or could result in serious injury or impairments or even death. This risk is heightened by our use of highly potent ADCs. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit the research and development and commercialization of our products and product candidates. Even a successful defense would require significant financial and management resources. We currently carry product and clinical trial liability insurance in an amount that we believe is appropriate for our business. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development of our products and product candidates and the commercial production and sale of our products.
To the extent that a product fails to conform to its specifications or comply with the applicable laws or regulations, we or our partners may be required to or may decide to voluntarily recall the product or regulatory authorities may request or require that we recall a product even if there is no immediate potential harm to a patient. Recalls are costly and take time and effort to administer and damage our reputation and attractiveness as a collaborator. Even if a recall only initially relates to a single product, product batch, or a portion of a batch, recalls may later be expanded to additional products or batches or we or our partners may incur additional costs and need to dedicate additional efforts to investigate and rule out the potential for additional impacted products or batches. Moreover, if any of our partners recall a product due to an issue with a product or component that we supplied, they may claim that we are responsible for such issue and may seek to recover the costs related to such recall or be entitled to certain contractual remedies from us. Recalls may further result in decreased demand for our or our partners’ products, could cause our partners or distributors to return products to us for which we may be required to provide refunds or replacement products, or could result in product shortages. Recalls may also require regulatory reporting and prompt regulators to conduct additional inspections of our or our partners’ or contractors’ facilities, which could result in findings of noncompliance and regulatory enforcement actions. A recall could also result in product liability claims by individuals and third-party payers and the suspension, variation, or withdrawal of regulatory approval.
Our internal computer systems, or those of our partners, third-party CROs or other contractors or consultants, may fail or suffer security incidents, which could result in a material disruption of our research and development and commercialization programs and significant monetary losses.
Despite the implementation of security measures, our internal computer systems and those of our current or future partners, third-party CROs and other contractors and consultants have been subject to attacks by, and may be vulnerable to damage from, various methods, including cybersecurity attacks, breaches, intentional or accidental mistakes or errors, or other technological failures which can include, among other things, computer viruses, malicious codes, employee theft or misuse, unauthorized copying of our website or its content, unauthorized access attempts including third parties gaining access to systems using stolen or inferred credentials, denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war and telecommunication and electrical failures. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. If a failure, accident or security breach were to occur and cause interruptions in our, our partners’ or our CROs’ operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, a material disruption of our programs and significant monetary losses. In particular, because of our approach to running multiple clinical trials in parallel, any breach of our computer systems may result in a loss of data or compromised data integrity across many of our programs in many stages of development. Any such breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under the GDPR and relevant member state law in the European Union, the UK GDPR or the CCPA, HIPAA and other relevant state and federal privacy laws in the United States. Moreover, because we maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information, any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information. We currently carry cybersecurity liability insurance in an amount that we believe is appropriate for our business. However, our current cybersecurity liability insurance, and any such insurance that we may obtain in the future, may not cover the damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology, products or product candidates, or inappropriate disclosure of confidential or proprietary information, our reputation could be harmed and we could incur significant liabilities and the development and commercialization of our products and product candidates could be disrupted.
Our business is subject to economic, political, regulatory and other risks associated with conducting business internationally.
We are a global organization and thus subject to the risks associated with international operations, including inflationary pressures, economic weakness or political instability in particular non-U.S. economies and markets; global trends involving pharmaceutical pricing; differing regulatory requirements for drug approvals in non-U.S. countries; differing reimbursement, pricing and insurance regimes; potentially reduced protection for, and complexities and difficulties in obtaining, maintaining, protecting and enforcing, intellectual property rights; difficulties in compliance with non-U.S. laws and regulations; changes in non-U.S. regulations and customs, tariffs and trade barriers; changes in non-U.S. currency exchange rates and currency controls; changes in a specific country’s or region’s political or economic environment; trade protection measures, economic sanctions and embargoes, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments; negative consequences from changes in tax laws; difficulties associated with staffing and managing international operations, including differing labor relations; production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; business interruptions resulting from geopolitical actions and conflict, war and terrorism, including the recent conflict between Russia and the Ukraine and resulting sanctions, retaliatory measures, changes in the availability and price of various materials and effects on global financial markets; business interruptions resulting from natural disasters; and the impact of public health epidemics on employees and the global economy. In addition, as a result of the United Kingdom’s exit from the European Union, we may face increasingly divergent regulations in Europe, with which may be expensive and time-consuming for us to comply.
Our business could be adversely affected by the effects of health epidemics, pandemics and natural disasters.
Our business could be adversely affected by health epidemics, pandemics and natural disasters. To the extent any pandemic, epidemic or outbreak of an infectious disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” section. In addition, any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully use our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Certain of these events may become more frequent and severe as a result of the effects of climate change. Loss of access to these facilities may result in increased costs, reduced revenues, delays in the development of our products and product candidates or the interruption of our business operations for a substantial period of time. We maintain business continuity insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, there can be no assurance that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs and commercialization efforts may be harmed.
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements, or identify other areas for further attention or improvement. The failure to maintain controls compliant with Sarbanes-Oxley Act could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable laws and regulations and we have incurred and will continue to incur costs relating to compliance with applicable laws and regulations.
As a biotechnology and pharmaceutical company, we are subject to a large body of legal and regulatory requirements, guidance, and recommendations from a variety of regulatory authorities, such as the FDA, the EMA, and HHS OIG. In addition, as a publicly traded company we are subject to significant regulations. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot ensure that we are or will be in compliance with all potentially applicable regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common shares to decline, and impede our ability to raise capital or list our securities on certain securities exchanges.
Risks Related to Our Common Shares
The market price of our common shares has been volatile.
The market price of shares of our common shares could be subject to wide fluctuations in response to many risk factors listed in this “Item 1A. Risk Factors” section, and others beyond our control such as actions by our shareholders (including if substantial amounts of common shares are sold in the public market or if the market perceives that such sales may occur), collaborators or competitors and general market and economic conditions. In particular, pharmaceutical, biotechnology and other life sciences company stocks have historically experienced significant volatility. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This risk is especially relevant for biotechnology companies, which have experienced significant stock price volatility in recent years. Securities litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
Exercise of outstanding warrants will dilute existing shareholders’ ownership interest.
As of the date of this Annual Report, we have outstanding warrants to purchase an aggregate of 2,631,578 common shares at an exercise price of $24.70 per share (which are exercisable, on a cash or cashless basis, at the option of the holder at any time on or prior to May 19, 2025), warrants to purchase an aggregate of 1,781,262 common shares at an exercise price of $28.07 (which are exercisable, on a cash or cashless basis, at the option of the holder at any time on or prior to May 19, 2025) and warrants to purchase an aggregate of 527,295 common shares at an exercise price of $8.30 per share (which are exercisable, on a cash or a cashless basis, at the option of the holder at any time on or prior to August 15, 2032). The warrants also contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. If our outstanding warrants are exercised into common shares, our existing shareholders’ ownership interest will be diluted.
We have never paid dividends and do not expect to pay any dividends in the foreseeable future.
We have not paid any cash dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend to reinvest any earnings in our business and do not anticipate declaring or paying any cash dividends until we have an established revenue stream to support continuing dividends. In addition, any proposal for the payment of future dividends will be at the discretion of our board of directors after taking into account various factors including our business prospects, liquidity requirements, financial performance and new product development. Furthermore, payment of future dividends is subject to certain limitations pursuant to our current and future debt instruments, Swiss law and our articles of association. In addition, the Loan Agreement limits our ability to pay dividends. See “—Risks Related to Our Financial Position and Capital Requirements.” Accordingly, investors cannot rely on dividend income from our common shares, and any returns on an investment in our common shares will likely depend entirely upon any future appreciation in the price of our common shares.

If securities or industry analysts do not continue to publish research, or publish inaccurate or unfavorable research, about our business, the price of our common shares and our trading volume could decline.
The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the price of our common shares would likely decline. In addition, if our operating results fail to meet the forecast of analysts, the price of our common shares would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause the price of our common shares and trading volume to decline.
The rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions.
We are a Swiss corporation. Our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in Switzerland. The rights of our shareholders and the responsibilities of members of our board of directors may be different from the rights and obligations of shareholders and directors of companies governed by the laws of U.S. jurisdictions. In particular, in the performance of its duties, our board of directors is required by Swiss law to consider the interests of our company, our shareholders, our employees and other stakeholders, in all cases with due observation of the principles of reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, shareholders’ interests. Swiss law limits the ability of our shareholders to challenge resolutions made or other actions taken by our board of directors in court. Our shareholders generally are not permitted to file a suit to reverse a decision or an action taken by our board of directors, but are instead only permitted to seek damages for breaches of fiduciary duty. As a matter of Swiss law, shareholder claims against a member of our board of directors for breach of fiduciary duty would have to be brought to the competent courts in Epalinges, Canton of Vaud, Switzerland, or where the relevant member of our board of directors is domiciled. In addition, under Swiss law, any claims by our shareholders against us must be brought exclusively to the competent courts in Epalinges, Canton of Vaud, Switzerland. For a further summary of applicable Swiss company law, see Exhibit 4.1 to this Annual Report. Accordingly, our shareholders do not have the same rights as those of a Delaware-incorporated company.
Our shareholders enjoy certain rights that may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.
Swiss law reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends must be approved by shareholders. Swiss law also requires that our shareholders themselves resolve to, or authorize our board of directors to, increase or decrease our share capital. While our shareholders may authorize our board of directors to issue or cancel shares without additional shareholder approval, Swiss law limits this authorization to 50% of the issued share capital at the time of the authorization. The authorization, furthermore, has a limited duration of up to five years and must be renewed by the shareholders from time to time thereafter in order to be available for raising capital. Additionally, subject to specified exceptions, including exceptions described in our articles of association, Swiss law grants pre-emptive subscription rights to existing shareholders to subscribe for new issuances of shares. Swiss law also does not provide as much flexibility in the various rights and regulations that can attach to different categories of shares as do the laws of some other jurisdictions. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided benefits to our shareholders. See Exhibit 4.1 to this Annual Report.
Our shares are not listed in Switzerland, our home jurisdiction. As a result, our shareholders do not benefit from certain provisions of Swiss law that are designed to protect shareholders in a public takeover offer or a change-of-control transaction.
Because our common shares are listed exclusively on the NYSE and not in Switzerland, our shareholders do not benefit from the protection afforded by certain provisions of Swiss law that are designed to protect shareholders in the event of a public takeover offer or a change-of-control transaction. For example, Article 120 of the Swiss Financial Market Infrastructure Act and its implementing provisions require investors to disclose their interest in our company if they reach, exceed or fall below certain ownership thresholds. Similarly, the Swiss takeover regime imposes a duty on any person or group of persons who acquires more than one-third of a company’s voting rights to make a mandatory offer for all of the company’s outstanding listed equity securities. In addition, the Swiss takeover regime imposes certain restrictions and obligations on bidders in a voluntary public takeover offer that are designed to protect shareholders. However, these protections are applicable only to issuers that list their equity securities in Switzerland and, because our common shares are listed exclusively on the NYSE, are not be applicable to us. Furthermore, since Swiss law restricts our ability to implement rights plans or U.S.-style “poison pills,” our ability to resist an unsolicited takeover attempt or to protect minority shareholders in the event of a change of control transaction may be limited. Therefore, our shareholders may not be protected in the same degree in a public takeover offer or a change-of-control transaction as are shareholders in a Swiss company listed in Switzerland.
U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or certain of our executive officers and directors.
We are organized under the laws of Switzerland and our registered office and domicile is located in Epalinges, Canton of Vaud, Switzerland. Moreover, a number of our directors and executive officers are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or upon such persons or to enforce against them judgments obtained in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in Switzerland of original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent solely predicated upon the federal and state securities laws of the United States. Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on Private International Law (the “PILA”). The PILA provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result is incompatible with Swiss public policy. Also, certain mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.
Switzerland and the United States do not have a treaty providing for reciprocal recognition and enforcement of judgments in civil and commercial matters. The recognition and enforcement of a judgment of the courts of the United States in Switzerland is governed by the principles set forth in the PILA. The PILA provides in principle that a judgment rendered by a non-Swiss court may be enforced in Switzerland only if:
•the non-Swiss court had jurisdiction pursuant to the PILA;
•the judgment of such non-Swiss court has become final and non-appealable;
•the judgment does not contravene Swiss public policy;
•the court procedures and the service of documents leading to the judgment were in accordance with the due process of law; and
•no proceeding involving the same parties and the same subject matter was first brought in Switzerland, or adjudicated in Switzerland, or was earlier adjudicated in a third state, and this decision is recognizable in Switzerland.
Anti-takeover provisions in our articles of association could make an acquisition of us, which may be beneficial to our shareholders, more difficult.
Our articles of association contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us that shareholders may consider favorable, including transactions in which our shareholders may receive a premium for their shares. Our articles of association include provisions that:
•in certain cases, allow our board of directors to place up to 44,520,973 common shares, as well as any treasury shares that the Company may hold from time to time, and rights to acquire an additional 17,909,703 common shares with affiliates or third parties, without existing shareholders having statutory pre-emptive rights in relation to this share placement;
•allow our board of directors not to record any acquirer of common shares, or several acquirers acting in concert, in our share register as a shareholder with voting rights with respect to more than 15% of our share capital as set forth in the commercial register;
•limit the size of our board of directors to nine members; and
•require two-thirds of the votes represented at a shareholder meeting for amending or repealing the above-mentioned voting and recording restrictions, for amending the provision setting a maximum board size or providing for indemnification of our directors and members of our executive committee and for removing the chairman or any member of the board of directors before the end of his or her term of office.

These and other provisions, alone or together, could delay or prevent takeovers and changes in control. See Exhibit 4.1 to this Annual Report. These provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares.
We are a “smaller reporting company” and the reduced disclosure requirements applicable to us may make our common shares less attractive to investors.
We are a “smaller reporting company,” which allows us to take advantage of certain provisions of the Exchange Act, including only being required to provide two years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common shares less attractive as a result of our reliance on these reduced disclosure obligations, there may be a less active trading market for our common shares and our price of our common shares may be more volatile.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is based on industry best practices and provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of third-party service providers, and facilitates coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. Our cybersecurity team is responsible for assessing our cybersecurity risk management program. In addition, our cybersecurity team provides annual training to all employees.
Our board of directors has overall oversight responsibility for our risk management and has delegated cybersecurity risk management oversight to the audit committee. The audit committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The audit committee also reports material cybersecurity risks to our full board of directors. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Officer (“CIO”), who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CIO has more than 25 years of leading technology specialist teams and leads a team of experienced information systems security professionals and information security managers. Management, together with the CIO, regularly present updates at standing audit committee meetings on the company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide periodic cybersecurity reports that cover, among other topics, the company’s cybersecurity programs, developments in cybersecurity and updates to the company’s cybersecurity programs and mitigation strategies.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. See “Item 1A. Risk Factors.”
Item 2. Properties
We do not own any real property. The table below sets forth the sizes and uses of our leased facilities as of the date of this Annual Report:

Location	Primary Function	Approximate Size
Biopôle Route de la Corniche 3B 1066 Epalinges Switzerland	Head office	292 m2
430 Mountain Avenue, 4th Floor Murray Hill, New Jersey 07974 United States	Clinical, commercial and U.S. operations	965 m2
84 Wood Lane London, W12 0BZ United Kingdom	Research and preclinical development	2,200 m2
1510 Fashion Island Boulevard, Suite 205 San Mateo, California 94404 United States(1)	Chemistry manufacturing and control	375 m2
(1)We do not intend to renew our lease at this location when it expires in June 2024. Thereafter, we intend for our CMC operations to be located in our New Jersey location.
We are not aware of any environmental issues or other constraints that would materially impact the intended use of our facilities.
Item 3. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. As of the date of this Annual Report, we do not believe that we are party to any claim or litigation, the outcome of which would, individually or in the aggregate, be reasonably expected to have a material adverse effect on our business.
Item 4. Mine Safety Disclosure
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are listed on the NYSE under the symbol “ADCT.”
Holders
As of March 1, 2024, we had 162 shareholders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees or in trust or by other entities.
Dividends
We have never declared or paid cash dividends on our share capital. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Loan Agreement limits our ability to pay dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.
Under Swiss law, any dividend must be approved by our shareholders. In addition, our auditors must confirm that the dividend proposal of our board of directors to the shareholders conforms to Swiss statutory law and our articles of association. A Swiss corporation may pay dividends only if it has sufficient distributable profits from the previous or current business year (bénéfice résultant du bilan) or brought forward from previous business years (report des bénéfices) or if it has distributable reserves (réserves à libre disposition), each as evidenced by its audited stand-alone statutory balance sheet prepared pursuant to Swiss law and after allocations to reserves required by Swiss law and its articles of association have been deducted. Distributable reserves are generally booked either as free reserves (réserves libres) or as reserves from capital contributions (apports de capital). Distributions out of share capital, which is the aggregate par value of a corporation’s issued shares, may be made only by way of a share capital reduction. See Exhibit 4.1 to this Annual Report.
Securities Authorized for Issuance under Equity Compensation Plans
The following table is a summary of the common shares authorized for issuance under equity compensation plans as of December 31, 2023:

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares to be issued upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by security holders:
2022 Employee Stock Purchase Plan	—	—	— *
Conditional Share Capital Plan
Options	—	N/A	N/A
Restricted share units	5,596,166	N/A	N/A
Total for Conditional Share Capital Plan	5,596,166	N/A	2,403,834
Equity compensation plans not approved by security holders:
2019 Equity Incentive Plan:
Options	10,744,406	$11.00	N/A
Restricted share units	6,533,843	N/A	N/A
Total for 2019 Equity Incentive Plan	17,278,249	N/A	3,411,804
Inducement Plan:
Options	N/A	N/A	N/A
Restricted share units	N/A	N/A	N/A
Total for Inducement Plan	N/A	N/A	1,000,000
*The aggregate number of shares that may be issued pursuant to rights granted under the 2022 Employee Stock Purchase Plan is equal to 1% of our common share capital at the plan’s adoption. In addition to the foregoing, on the first day of each calendar year beginning on January 1, 2023 and ending on and including January 1, 2032, the number of common shares available for issuance under the 2022 Employee Stock Purchase Plan is increased by that number of common shares equal to the least of (a) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of common shares as determined by the board of directors. The number of shares reported in this column represents the number of common shares available for future issuance as of December 31, 2023.
The material features of the equity compensation plans adopted without shareholder approval are described below. Any such material plans under which awards in Company shares may currently be granted are included as exhibits to this Annual Report.
2019 Equity Incentive Plan
Plan Administration. The 2019 Equity Incentive Plan is administered by the compensation committee of our board of directors, subject to the board of directors’ discretion to administer or appoint another committee to administer it.
Eligible Participants. The administrator is able to offer equity awards at its discretion under the 2019 Equity Incentive Plan to: (1) any employees of us or any of our subsidiaries; (2) any non-employee directors serving on our board of directors; and (3) any consultants or other advisors to us or any of our subsidiaries. The administrator of the plan may determine that an award for the benefit of a non-employee director will be granted to an affiliate of such director, but only to the extent consistent with the registration of shares offered under the plan on Form S-8 under the Securities Act.
Awards. The maximum number of common shares in respect of which awards may be granted under the 2019 Equity Incentive Plan is 17,741,355 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the 2019 Equity Incentive Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. Options and share appreciation rights will have an exercise price determined by the administrator but will not be less than fair market value of the underlying common shares on the date of grant.

Vesting. The vesting conditions for grants under the equity incentive awards under the 2019 Equity Incentive Plan are set forth in the applicable award documentation.
Termination of Service and Change in Control. In the event of a participant’s termination of employment, the compensation committee may, in its discretion, determine the extent to which an equity incentive award may be exercised, settled, vested, paid or forfeited. In the event of our termination of a participant’s employment without cause or a participant’s resignation for good reason (as defined in the 2019 Equity Incentive Plan) upon or within 18 months following a change in control of the company (as defined in the 2019 Equity Incentive Plan), any awards outstanding to the participant (unless otherwise provided in the award agreement) will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In the event of a change in control that involves a merger, acquisition or other corporate transaction, any outstanding award not assumed, substituted, replaced or continued in connection with the transaction will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In connection with a change of control, the compensation committee may, in its discretion, take any one or more of the following actions with respect to outstanding awards: (i) cancel any such award, in exchange for a payment in cash, securities or other property or any combination thereof with a value equal to the value of such award based on the per share value of common shares received or to be received by other shareholders in the event (or without payment of consideration if the committee determines that no amount would have been realized upon the exercise of the award or other realization of the participant’s rights); (ii) require the exercise of any outstanding option; (iii) provide for the assumption, substitution, replacement or continuation of any award by the successor or surviving corporation, along with appropriate adjustments with respect to the number and type of securities (or other consideration) of the successor or surviving corporation, subject to any replacement awards, the terms and conditions of the replacement awards (including performance targets) and the grant, exercise or purchase price per share for the replacement awards; (iv) make any other adjustments in the number and type of securities (or other consideration) subject to (a) such awards and in the terms and conditions of such awards in order to prevent the dilution or enlargement of benefits intended to be made available under the 2019 Equity Plan and (b) awards that may be granted in the future; (v) provide that any such award shall be accelerated and become exercisable, payable and/or fully vested with respect to all shares covered thereby or (vi) provide that any award shall not vest, be exercised or become payable as a result of such event.
Termination and Amendment. Unless terminated earlier, the 2019 Equity Incentive Plan will continue for a term of ten years. Our board of directors has the authority to amend or terminate the 2019 Equity Incentive Plan subject to shareholder approval with respect to certain amendments. However, no such action may impair the rights of the recipient of any options unless agreed to by the recipient.
Inducement Plan
Plan Administration. The Inducement Plan is administered by the compensation committee of our board of directors, subject to the board of directors’ discretion to administer or appoint another committee to administer it.
Eligible Participants. The administrator is able to offer equity awards at its discretion under the Inducement Plan to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08.
Awards. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 1,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. Options and share appreciation rights will have an exercise price determined by the administrator but will not be less than fair market value of the underlying common shares on the date of grant.
Vesting. The vesting conditions for grants under the equity incentive awards under the Inducement Plan are set forth in the applicable award documentation.
Termination of Service and Change in Control. In the event of a participant’s termination of employment, the compensation committee may, in its discretion, determine the extent to which an equity incentive award may be exercised, settled, vested, paid or forfeited. In the event of our termination of a participant’s employment without cause or a participant’s resignation for good reason (as defined in the Inducement Plan) upon or within 18 months following a change in control of the company (as defined in the Inducement Plan), any awards outstanding to the participant (unless otherwise provided in the award agreement) will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In the event of a change in control that involves a merger, acquisition or other corporate transaction, any outstanding award not assumed, substituted, replaced or continued in connection with the transaction will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In connection with a change of control, the compensation committee may, in its discretion, take any one or more of the following actions with respect to outstanding awards: (i) cancel any such award, in exchange for a payment in cash, securities or other property or any combination thereof with a value equal to the value of such award based on the per share value of common shares received or to be received by other shareholders in the event (or without payment of consideration if the committee determines that no amount would have been realized upon the exercise of the award or other realization of the participant’s rights); (ii) require the exercise of any outstanding option; (iii) provide for the assumption, substitution, replacement or continuation of any award by the successor or surviving corporation, along with appropriate adjustments with respect to the number and type of securities (or other consideration) of the successor or surviving corporation, subject to any replacement awards, the terms and conditions of the replacement awards (including performance targets) and the grant, exercise or purchase price per share for the replacement awards; (iv) make any other adjustments in the number and type of securities (or other consideration) subject to (a) such awards and in the terms and conditions of such awards in order to prevent the dilution or enlargement of benefits intended to be made available under the Inducement Plan and (b) awards that may be granted in the future; (v) provide that any such award shall be accelerated and become exercisable, payable and/or fully vested with respect to all shares covered thereby or (vi) provide that any award shall not vest, be exercised or become payable as a result of such event.
Termination and Amendment. Unless terminated earlier, the Inducement Plan will continue for a term of ten years. Our board of directors has the authority to amend or terminate the Inducement Plan. However, no such action may impair the rights of the recipient of any options unless agreed to by the recipient.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the period covered by this report.
Purchase of Equity Securities
There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser during the period covered by this report.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements, including the notes thereto, included in this Annual Report. The following discussion includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements.”
Overview
ADC Therapeutics is a leading, commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”).

Our goal is to be a leading ADC company that transforms the lives of those impacted by cancer. To achieve this, we are focused on unlocking the potential value of our robust ADC portfolio across two pillars of growth: hematology and solid tumors. We are a pioneer in the ADC field with specialized end-to-end capabilities unique to ADCs including a validated technology platform, a growing next-generation research & development toolbox and a proven track record that includes an approved and marketed product. We aim to expand our portfolio and accelerate the development of our pipeline through targeted investments and in collaboration with strategic partners. In this way, we plan to pursue multiple targets in parallel, enabling us to prioritize and ensure disciplined capital allocation strategy while advancing the most promising candidates in both hematology and solid tumors.

In the hematology space, our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. Food and Drug Administration (“FDA”) and conditional approval from the European Commission for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. We are seeking to continue expanding ZYNLONTA into international markets throughout the world, and into earlier lines of DLBCL and other indolent lymphomas, including follicular lymphoma (”FL”) and marginal zone lymphoma MZL as a single and combination agent of choice through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. In addition, we are investigating a CD-22 targeted compound, ADCT-602, in a Phase 1/2 investigator-initiated study in relapsed or refractory B-cell acute lymphoblastic leukemia.

In the solid tumor space, our clinical-stage pipeline consists of ADCT-601 (mipasetamab uzoptirine) targeting AXL as a single agent and/or in combination in sarcoma, pancreatic, and NSCLC. Our pre-clinical stage pipeline includes a portfolio of next generation investigational ADCs targeting Claudin-6, NaPi2b, PSMA and other undisclosed targets. In addition, we are advancing research with a range of payloads, linkers and conjugation technologies against undisclosed targets.

Results of Operations
The following table summarizes our results of operations for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands, except percentages and per share)	2023	2022	Change	% Change
Revenue
Product revenues, net	$69,060	$74,908	$(5,848)	(7.8)%
License revenues and royalties	498	135,000	(134,502)	(99.6)%
Total revenue, net	69,558	209,908	(140,350)	(66.9)%

Operating expense
Cost of product sales	(2,529)	(3,301)	772	(23.4)%
Research and development	(127,127)	(186,457)	59,330	(31.8)%
Selling and marketing	(57,464)	(69,052)	11,588	(16.8)%
General and administrative	(48,424)	(74,442)	26,018	(35.0)%
Total operating expense	(235,544)	(333,252)	97,708	(29.3)%
Loss from operations	(165,986)	(123,344)	(42,642)	34.6%

Other income (expense)
Interest income	10,540	2,568	7,972	310.4%
Interest expense	(46,325)	(36,731)	(9,594)	26.1%
Loss on debt extinguishment	—	(42,114)	42,114	(100.0)%
Other, net	6,352	52,804	(46,452)	(88.0)%
Total other expense	(29,433)	(23,473)	(5,960)	25.4%

Loss before income taxes	(195,419)	(146,817)	(48,602)	33.1%
Income tax expense	(39,106)	(227)	(38,879)	N/A
Loss before equity in net losses of joint venture	(234,525)	(147,044)	(87,481)	59.5%
Equity in net losses of joint venture	(5,528)	(10,084)	4,556	(45.2)%
Net loss	$(240,053)	$(157,128)	$(82,925)	52.8%

Net loss per share, basic and diluted	$(2.94)	$(2.01)	$(0.93)	46.3%
Revenue
Product Revenues, net
We generate product revenue through the sale of ZYNLONTA in the United States. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. In the long term, we expect that our product revenue will increase as we execute our business strategy, although our product revenue may fluctuate from period to period based on a number of factors, including patient demand, as well as the timing, dose and duration, of patient therapy and customers’ buying patterns and gross-to-net deductions. We have experienced in 2023 higher GTN sales adjustments than we had previously recognized, including discarded drug and inflationary rebates. We expect to continue experiencing these level of GTN sales adjustments as a percentage of gross sales.

Product revenues, net, decreased to $69.1 million for the year ended December 31, 2023 from $74.9 million for the year ended December 31, 2022, a decrease of $5.8 million, or 7.8%. The decrease is primarily attributable to higher GTN deductions due to the Infrastructure Investment and Jobs Act's requirement for manufacturers of certain single-source drugs separately paid for under Medicare Part B and marketed in single-dose containers to provide annual refunds ("discarded drug rebate") for unused drug, as well as lower volume due to changes in our commercialization model and increased competition, partially offset by a higher price.

License Revenue and Royalties
We generate license revenue and royalties from our strategic agreements for the development and commercialization of ZYNLONTA and other product candidates outside of the United States. Under these agreements, we receive upfront payments and are eligible for certain milestone payments and royalties. See “Item 1. Business—Material Contracts.” We are unable to predict the timing and amounts of license revenue and royalties as meeting milestones is subject to many factors outside of our control and we have limited control over our partners’ commercialization efforts.
License revenues and royalties decreased to $0.5 million for the year ended December 31, 2023 from $135.0 million for the year ended December 31, 2022. The decrease is primarily attributable to upfront and milestone payments under our exclusive license agreements with Sobi and MTPC that were recognized in 2022.
Operating Expenses
Cost of Product Sales
Cost of product sales primarily includes direct and indirect costs relating to the third-party manufacture and distribution of ZYNLONTA, royalties payable to a collaboration partner based on net product sales of ZYNLONTA and inventory write-downs. We expect that cost of product sales will increase on an absolute basis as product revenue increases and as we sell through pre-approval inventory that was previously expensed prior to commercialization under U.S. GAAP. Factors such as inflation may also increase our cost of product sales as a percentage of product revenue if we are not able to increase the price at which we sell ZYNLONTA to offset such increases in our cost of product sales.
Cost of product sales decreased to $2.5 million for the year ended December 31, 2023 from $3.3 million for the year ended December 31, 2022, a decrease of $0.8 million, or 23.4%. The decrease is primarily attributable to a reduction in costs related to the manufacturing of batches that did not meet our specifications.

Research and Development Expenses

The following table summarizes our research and development expenses for our major development programs for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
ZYNLONTA	$68,461	$75,854	$(7,393)
Cami	10,311	38,102	(27,791)
ADCT-601	10,755	8,096	2,659
ADCT-602	1,851	1,255	596
ADCT-901	6,607	5,518	1,089
ADCT-212	4,789	19,153	(14,364)
Preclinical product candidates and research pipeline	12,830	12,277	553
Not allocated to specific programs	7,572	8,761	(1,189)
Share-based compensation	3,951	17,441	(13,490)
Research and development expenses	$127,127	$186,457	$(59,330)

Research and development expense consists primarily of employee related expenses, including share-based compensation expense; costs for production of preclinical and clinical-stage product candidates by CMOs; fees and other costs paid to contract research organizations in connection with the performance of preclinical studies and clinical trials; costs of related facilities, materials and equipment; external costs associated with obtaining intellectual property; depreciation; and upfront fees and achieved milestone payments associated with R&D collaboration arrangements.

We expect that research and development expense will decrease on an absolute basis in the near term as we continue our capital allocation optimization, but will continue to comprise the largest component of our overall operating expenses, although our research and development expense may fluctuate from period to period based on a number of factors, including the timing, progress and stage of clinical trials, costs associated with regulatory approval processes and manufacturing costs associated with commercialization activities prior to the receipt of regulatory approval.
Our R&D expenses decreased to $127.1 million for the year ended December 31, 2023 from $186.5 million for the year ended December 31, 2022, a decrease of $59.3 million, or 31.8%.

ZYNLONTA
Research and development expenses for ZYNLONTA decreased to $68.5 million for the year ended December 31, 2023 from $75.9 million for the year ended December 31, 2022, a decrease of $7.4 million. The decrease was due to higher cost sharing with our partners in clinical trial costs primarily resulting from the Sobi license agreement executed in July 2022. We also had lower clinical trial costs for LOTIS 3, LOTIS 6 and LOTIS 7, as well as lower professional fees related to ZYNLONTA for the year ended December 31, 2023 as a result of productivity initiatives and portfolio prioritization.

Cami
Research and development expenses for Cami decreased to $10.3 million for the year ended December 31, 2023 from $38.1 million for the year ended December 31, 2022, a decrease of $27.8 million. The decrease was primarily due to completion of the Phase 2 study in 2022 and our decision to pause the program while we evaluated FDA feedback.

ADCT-601

Research and development expenses for ADCT-601 increased to $10.8 million for the year ended December 31, 2023 from $8.1 million for the year ended December 31, 2022, an increase of $2.7 million. The increase is primarily attributable to higher patient enrollment and progress towards the completion of the study.
ADCT-901

Research and development expenses for ADCT-901 increased to $6.6 million for the year ended December 31, 2023 from $5.5 million for the year ended December 31, 2022, an increase of $1.1 million. This increase was primarily due to increased clinical trial expenses that resulted from increased enrollment and ongoing treatment and monitoring of currently enrolled and completed patients.

ADCT-212
Research and development expenses for ADCT-212 decreased to $4.8 million for the year ended December 31, 2023 from $19.2 million for the year ended December 31, 2022, a decrease of $14.4 million. The decrease is primarily attributable to a decrease in expenses related to IND enabling analytical work during the year ended December 31, 2023. We have re-prioritized the R&D pipeline to focus resources on the most advanced, lower risk value-generating programs and have therefore paused investments on this preclinical program.

Share-based compensation

Share-based compensation decreased to $4.0 million for the year ended December 31, 2023 from $17.4 million for the year ended December 31, 2022, a decrease of $13.5 million. The decrease was driven by decreases in our share price, forfeitures of awards in connection with employee terminations and the workforce reduction announced and put into effect during the second quarter of 2023.
Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
External costs and overhead	$33,006	$35,752	$(2,746)
Employee expenses(1)	24,780	27,506	(2,726)
Share-based compensation (reversal) expense	(322)	5,794	(6,116)
Selling and marketing expenses	$57,464	$69,052	$(11,588)
(1)Excludes share-based compensation expense.
Selling and marketing costs (“S&M”) are expensed as incurred and are primarily attributable to commercialization of ZYNLONTA in the United States. S&M includes employee costs and share-based compensation expense for commercial employees and external costs related to commercialization (including professional fees, communication costs and IT costs, travel expenses and depreciation of property and equipment). We expect our S&M expenses to decrease as a percentage of revenue over time as we have transitioned to being a commercial-stage public organization and implemented a new go-to-market model in 2023 to help drive growth and optimize local area influence.

Selling and marketing expenses decreased to $57.5 million for the year ended December 31, 2023 from $69.1 million for the year ended December 31, 2022, a decrease of $11.6 million or 16.8%. The decrease in external costs and overhead was primarily attributable to $2.6 million in lower spend on marketing, analytics and expenses, including those expenses in the European Union relating to the commercial launch of ZYNLONTA. The decrease in employee expenses was primarily due to lower wages and benefits of $3.0 million. The decrease in share-based compensation expense of $6.1 million was primarily due to fluctuations in our share price, forfeitures of awards in connection with employee terminations and the commercial re-alignment announced and put into effect during the second quarter of 2023.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
External costs and overhead	$20,542	$25,985	$(5,443)
Employee expenses(1)	18,017	21,056	(3,039)
Share-based compensation expense	9,865	27,401	(17,536)
General and administrative expenses	$48,424	$74,442	$(26,018)
(1)Excludes share-based compensation expense.
General and administrative expense includes employee expenses (including share-based compensation expense) for general and administrative employees, external costs (including, in particular, professional fees, legal costs associated with maintaining patents and other intellectual property, communications costs and IT costs, facility expenses and travel expenses), general and administrative costs charged by related parties (including telecommunications costs), depreciation of property and equipment, depreciation of right-of-use assets and amortization of intangible assets.
General and administrative expenses decreased to $48.4 million for the year ended December 31, 2023 from $74.4 million for the year ended December 31, 2022, a decrease of $26.0 million, or 35.0%. The decrease in external costs and overhead was primarily due to lower insurance and IT costs of $4.1 million, as well as lower professional fees of $0.6 million, which primarily includes fees associated with the license agreement entered into with MTPC. The decrease in employee expenses was primarily due to lower wages and benefits of $1.8 million as well as lower temporary help and recruiting of $1.2 million. The decrease in share-based compensation expense was primarily due to fluctuations in our share price, the transition of a board member, forfeitures of awards in connection with terminations and the workforce reductions announced and put into effect during the second quarter of 2023.

Other Income (Expense)
Interest Income
Interest income includes interest received from banks on our cash balances. Our policy is to invest funds in a variety of capital preservation instruments, which may include all or a combination of cash and cash equivalents, short-term and long-term interest-bearing instruments, investment-grade securities, and direct or guaranteed obligations of the U.S. government.

Interest income increased to $10.5 million for the year ended December 31, 2023 from $2.6 million for the year ended December 31, 2022, an increase of $8.0 million. The increase was due to higher yields received on our cash deposits during the year ended December 31, 2023.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR, the senior secured term loan facility and convertible loans. Interest expense increased to $46.3 million for the year ended December 31, 2023 from $36.7 million for the year ended December 31, 2022, an increase of $9.6 million, or 26.1%. The increase was related to higher interest expense due to the accretion of our deferred royalty obligation with HCR and senior secured term loans, offset by not having interest expense on our convertible loans as a result of the extinguishment on August 15, 2022.
Loss on Debt Extinguishment
On August 15, 2022, pursuant to an exchange agreement with Deerfield (the “Exchange Agreement”), Deerfield exchanged $115.0 million aggregate principal amount of the Company's senior secured convertible notes for warrants to purchase an aggregate of 4,412,840 common shares, an aggregate of 2,390,297 common shares and cash equal to $117.3 million. As a result of the Exchange Agreement, the Company recognized a loss on debt extinguishment of $42.1 million for the year ended December 31, 2022, which primarily consists of the difference between the fair value of the consideration transferred and the carrying value of the convertible loans, exit fee, as well as the unpaid interest payments through the maturity date. Any transaction costs related to the exchange are included as part of the calculation of the loss on debt extinguishment.

Other, net
Other, net consists primarily of changes in the fair value (gains or losses) of the convertible loan, other derivatives and warrant obligation; and cumulative catch-up adjustments related to our deferred royalty obligation.
Other, net as of December 31, 2023 and 2022 included the following:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Convertible loans, derivatives, change in fair value income	$—	$25,650	$(25,650)
Deerfield warrant obligation, change in fair value income	497	11,504	(11,007)
Cumulative catch-up adjustment, deferred royalty obligation	4,972	15,402	(10,430)
Exchange differences loss	(52)	(109)	57
R&D tax credit	935	357	578
Total	$6,352	$52,804	$(46,452)
Convertible Loans, Derivatives, Change in Fair Value Income
The change in fair value of the convertible loans derivatives was recognized as income of $25.7 million for the year ended December 31, 2022. The decreases in fair values of the embedded derivatives were primarily due to decreases in the fair value of the underlying shares during the period. The loan was exchanged on August 15, 2022. As a result, no income or expense was recognized during the year ended December 31, 2023.
Deerfield Warrant Obligation, Change in Fair Value Income
Pursuant to an Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to Deerfield to purchase an aggregate of 4,412,840 common shares. The Deerfield warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on August 15, 2022 and is remeasured to fair value at the end of each reporting period. The income of $0.5 million and $11.5 million as a result of changes in the warrant obligation for the year ended December 31, 2023 and 2022, respectively, was primarily due to the decrease in fair value of the underlying shares during the respective period.
Cumulative catch-up adjustment, deferred royalty obligation

We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment decreased to $5.0 million for the year ended December 31, 2023 from $15.4 million for the year ended December 31, 2022, a decrease of $10.4 million, or 67.7%. The decrease was primarily due to revised revenue forecasts used in the valuation model.

Income Tax Expense
We recorded an income tax expense of $39.1 million for the year ended December 31, 2023 as compared to $0.2 million for the year ended December 31, 2022, primarily driven by our U.S. operations.

Income tax expense associated with our U.S. operations was $38.6 million for the year ended December 31, 2023 driven by the recognition of a $47.8 million valuation allowance on our deferred tax assets due to a change in our intercompany operating and transfer pricing model. Generally, current income tax is primarily due to our internal arrangements to reimburse our foreign subsidiaries in the U.S. and the United Kingdom for the services they render to our parent company in Switzerland. Commercial sales in the U.S. also contributed to the current period income tax expense. Ultimately, the net profit at each subsidiary is subject to local income tax. During the year ended December 31, 2023, with respect to our U.S. operations, a deferred tax expense of $37.1 million and current income tax expense of $1.5 million was recorded.

Comparatively, our income tax expense of $0.2 million recorded during the year ended December 31, 2022 was driven by $1.8 million of current income tax expense recorded in connection with US and UK operations, partially offset by $1.6 million of deferred income tax benefit related to various book to tax adjustments.

We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We are entitled under Swiss laws to carry forward any losses incurred for a period of seven years, which could be used to offset future taxable income. We are also entitled under U.S. tax law to carry forward R&D tax credits for a period of up to 20 years, which could be used to offset future taxable income.

In estimating future taxable income to assess the realizability of deferred tax assets, management develops assumptions including the amount of future net revenue and pre-tax operating income (loss) and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. Management notes that its projections of future taxable profits and losses rely on currently enacted law and are subject to revision if the U.S. legislates new tax law. As such, changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We record the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our financial condition, results of operations or cash flows.

Equity in Net Losses of Joint Venture

	Year Ended December 31,
(in thousands)	2023	2022	Change
Share of Overland ADCT BioPharma net loss	$(5,528)	$(10,084)	$4,556

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $5.5 million and $10.1 million for the years ended December 31, 2023 and 2022, respectively. The decrease in Overland ADCT BioPharma's net loss for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to lower R&D costs as the BLA submitted by Overland ADCT BioPharma has been accepted and granted priority review by the NMPA, as well as lower share-based compensation expense as a result of a workforce reduction for the year ended December 31, 2023. We also recorded a $0.6 million true-up during the year ended December 31, 2023 to align our proportionate share of Overland ADCT BioPharma's share-based compensation expense, which was lower than our estimate for the year ended December 31, 2022.

Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $278.6 million. We believe that our current capital resources are sufficient to fund our operation and meet capital requirements for more than twelve months after the date of filing this Annual Report on Form 10-K.

We plan to continue to fund our operating needs through our existing cash and cash equivalents, revenues from sales of ZYNLONTA, and potential milestone and royalty payments under our licensing agreements and additional equity financings, debt financings and/or other forms of financing, as well as funds provided by collaborations. We are also continuously exploring strategic collaborations, business combinations, licensing opportunities or similar strategies for clinical development and commercialization of ZYNLONTA and/or our product candidates.

Sources of Liquidity and Capital Resources
To date, we have financed our operations primarily through equity financings, convertible debt and senior secured term loan financings, and additional funds provided by collaborations and royalty financings and sales of ZYNLONTA in the United States. For a description of the Loan Agreement, HCR Agreement and other license and collaboration agreements, see “Item 1. Business - Material Contracts.”
Uses of Capital Resources
Our primary uses of capital are, and we expect will continue to be, research and development expenses, selling and marketing expenses, compensation and related expenses, interest and principal payments on debt obligations and other operating expenses. We expect to incur substantial expenses as we continue to devote substantial resources to research and development and marketing and commercialization efforts, in particular to grow ZYNLONTA in the 3L+ DLBCL setting, continue to study and advance ZYNLONTA in earlier lines of therapy and in combinations to potentially expand our market opportunity and further develop our pipeline and our ADC platform. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses, as well as the timing of collecting receivables from the sale of ZYNLONTA and paying royalties related to our deferred royalty obligation.

Contractual Obligations and Commitments
Our contractual obligations relate to our outstanding indebtedness under the Loan Agreement, as described above, and our lease agreements. For information relating to our scheduled maturities with respect to our lease liabilities and long-term debt see Note 6 Leases and Note 10 Senior secured term loan facility and warrants, respectively, included in the Notes to our audited consolidated financial statements.
We have future royalty obligations to HCR, under our royalty purchase agreement, which royalty payment amounts and timing is dependent on the future sales results of ZYNLONTA. See note 13 Deferred Royalty Obligation, included in the Notes to our audited consolidated financial statements for further information.
For information relating to our non-cancelable obligations under third party manufacturing agreements see Note 15 Commitments and Contingencies, included in the Notes to our audited consolidated financial statements.
The Company has entered into various collaborations with development partners, including in-licensing and manufacturing agreements. These agreements provide for the Company to make potential future milestone and royalty payments that are conditional on success, and that are spread over various stages of development and commercialization, including achieving preclinical proof of concept, filing an investigational new drug (“IND”) application, commencing or completing multiple clinical development stages, obtaining regulatory approval in multiple countries, and achieving various levels of commercial sales. Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in the Company’s consolidated balance sheet as of December 31, 2023 and 2022. The aggregate amount of such potential milestone payments (excluding royalty payments), under all such collaboration agreements, was $372.5 million, including approximately $106.8 million contingent on the achievement of various research, development and regulatory approval milestones and approximately $265.7 million in sales-based milestones. A milestone associated with a collaboration agreement was achieved during December 2020, which the Company recorded as an R&D expense of $5.0 million within the consolidated statement of operation for the year ended December 31, 2020. The milestone continues to be recorded as an accrued expense on the consolidated balance sheet as of December 31, 2023 and December 31, 2022.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Net cash (used in) provided by:
Operating activities	$(118,686)	$(138,311)	$19,625
Investing activities	(3,216)	(687)	(2,529)
Financing activities	73,875	(897)	74,772
Net change in cash and cash equivalents	$(48,027)	$(139,895)	$91,868
Net Cash Used in Operating Activities
Net cash used in operating activities decreased to $118.7 million for the year ended December 31, 2023 from $138.3 million for the year ended December 31, 2022, a decrease of $19.6 million. The decrease was primarily due to the receipt of $50.0 million in Sobi license revenue recognized in December 2022 upon approval of the Marketing Authorisation Application by the European Commission for ZYNLONTA in third-line DLBCL which was received during the year ended December 31, 2023, as well as tax refunds received during the year ended December 31, 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities increased to $3.2 million for the year ended December 31, 2023 from $0.7 million for the year ended December 31, 2022, an increase of $2.5 million. The increase in net cash used in investing activities primarily relates to purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $73.9 million for the year ended December 31, 2023 and primarily related to the proceeds received under the deferred royalty obligation with HCR upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country.
Net cash used in financing activities was $0.9 million for the year ended December 31, 2022. For the year ended December 31, 2022, we drew down $120.0 million principal amount of term loans under the Loan Agreement prior to transaction costs paid of $7.2 million during the year ended December 31, 2022. In addition, we received $6.1 million of proceeds, net of transaction costs paid during the year ended December 31, 2022, from the issuance of shares under the share purchase agreement. Additionally, we exchanged our senior secured convertible notes pursuant to the exchange agreement with Deerfield, resulting in $118.3 million (including exit fees and transaction costs) being used.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements.
Critical Accounting Estimates
A summary of the significant accounting policies is provided in Note 2 Summary of Significant Accounting Policies, included in the Notes to our audited consolidated financial statements.

The preparation of financial statements in accordance with generally accepted accounting principles, or GAAP, requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

Management considers an accounting estimate to be critical if:
•it requires a significant level of estimation uncertainty; and
•changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations.

We believe the following critical accounting policies and estimates describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Product revenues, net

We generate revenue from sales of ZYNLONTA in the U.S. for the treatment of relapsed or refractory DLBCL, which was approved by the FDA on April 23, 2021 and launched shortly thereafter. We also generate product revenue from sales of products outside the US under license and supply arrangements with partners.
Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts.

GTN sales adjustments involve significant estimates and judgment after considering factors including legal interpretations of applicable laws and regulations, historical experience and drug product analogs in the absence of Company experience, payer channel mix, current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. We also use information from external sources to identify prescription trends, patient demand, average selling prices, discarded volumes and sales return and allowance data for the Company and analog drug products. Our estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates and reflect other limitations including lags between the date as of which third-party information is generated and the date on which we receive third-party information. Estimates will be assessed each period and adjusted as required to revise information or actual experience. In particular, the following rebate requires a substantial degree of judgement.

Discarded Drug Rebate

The Infrastructure Investment and Jobs Act requires manufacturers of certain single-source drugs separately paid for under Medicare Part B and marketed in single-dose containers or packages to provide annual refunds (“discarded drug rebate”), if those portions of the dispensed drug that are unused and discarded exceed an applicable percentage defined by statute or regulation. The Centers for Medicare & Medicaid Services (the “CMS”) finalized regulations to implement this section on November 18, 2022, and the provision went into effect on January 1, 2023. In particular, the estimate for the discarded drug rebate requires a substantial degree of judgement.

We began estimating and recording a provision for the discarded drug rebate as a GTN sales adjustment beginning in the first quarter of 2023, which is included in Other long-term liabilities due to the long-term nature of when the first annual refunds are expected to come due. The significant assumptions used to estimate the discarded drug rebate include legal interpretations of applicable laws and regulations, historical experience with discarded volumes and time lags in the processing of claims and invoicing from CMS. We use a number of factors to estimate the discarded drug rebate, including information from external sources to identify the Company’s discarded volumes, preliminary information from CMS on estimated discarded volumes, as well as legal interpretations of the payment limit amount and J-code billing unit used in the discarded drug rebate calculation. We will continue to rely on projection methodologies and expect annual reports for 2023 and 2024 to be received from CMS by the end of 2024 and 2025, respectively, with an expectation of first invoice payments being made in 2025. Given the annual nature of the proposed reporting schedule we will continue to estimate periodically discarded drug rebate liabilities.

Deferred royalty obligation

On August 25, 2021, we entered into a royalty purchase agreement with certain entities managed by Healthcare Royalty Partners (“HCR”). We accounted for the initial cash received as debt, less transaction costs and will subsequently account for the value of the debt at amortized cost. The amount received by us will be accreted to the total estimated royalty payments over the life of the agreement which will be recorded as interest expense. The carrying value of the debt will decrease for royalty payments made to HCR based on actual net sales and licensing revenue.
To determine the accretion of the liability related to the deferred royalty obligation, we are required to estimate the total amount of future royalty payments and estimated timing of such payment to HCR based on our revenue projections. The Company uses a third party valuation firm to assist in determining the total amount of future royalty payments and estimated timing of such payment to HCR using an option pricing Monte Carlo simulation model.

The significant assumptions used to estimate the HCR deferred royalty obligation accretion of the liability include the revenue projections and timing of payments. At each reporting period, we assess the expected payments to HCR based on its underlying revenue projections and to the extent the amount or timing of such payments is materially different than its initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in earnings as an adjustment to Other, net in the period in which the change in estimate occurred.

The exact amount and timing of repayment is likely to be different each reporting period as compared to those estimated based on our revenue projections. A significant increase or decrease in actual net sales of ZYNLONTA compared to the Company’s revenue projections, and regulatory approval and commercialization of Cami, as well as ZYNLONTA in other indications as well as licensing revenue could change the royalty rate and royalty cap due to HCR, which could materially impact the debt obligation as well as interest expense associated with the royalty purchase agreement. Also, our total obligation to HCR can vary depending on the achievement of the sales milestones as well as the timing of a change in control event.

Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 to our audited consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are not required to provide the information required by this Item 7A as we are a smaller reporting company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ADC Therapeutics SA

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ADC Therapeutics SA and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operation, comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred royalty obligation with HealthCare Royalty Partners

As described in Note 13 to the consolidated financial statements, on August 25, 2021, the Company entered into a royalty purchase agreement with certain entities managed by HealthCare Royalty Management, LLC (HCR) for up to $325.0 million. Under the terms of the agreement, the Company received gross proceeds of $225.0 million upon closing and received an additional $75.0 million during the year ended December 31, 2023. The Company’s aggregate royalty obligations are capped at 2.50 times the amount paid by HCR under the agreement or at 2.25 times the amount paid by HCR under the agreement if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029 (the “Royalty Cap”). Once the Royalty Cap is reached, the royalty purchase agreement will terminate. The Company evaluated the terms of the royalty purchase agreement and concluded that the features of the investment amount are similar to those of a debt instrument. Accordingly, the Company recorded a liability relating to the initial gross proceeds received as debt less transaction costs in August 2021, and increased the liability in June 2023 for the eligible amount received as debt less transaction costs upon first commercial sale of ZYNLONTA in Europe. The Company accounts for the value of the debt at amortized cost. The amounts received by the Company will be accreted to the total estimated amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which will be recognized as interest expense. The carrying value of the debt decreases for royalty payments made to HCR based on actual net sales and licensing revenue. To determine the accretion of the liability related to the deferred royalty obligation, the Company is required to estimate the total amount of future royalty payments and estimate the timing of such payments to HCR based on the Company's revenue projections. The Company uses a third party valuation firm to assist in determining the total amount of future royalty payments and estimates timing of such payment to HCR using an option pricing Monte Carlo simulation model. At each reporting period, the Company assesses the expected payments to HCR based on its underlying revenue projections and to the extent the amount or timing of such payments is materially different than its initial estimates, the Company will record a cumulative catch-up adjustment to the deferred royalty obligation. The Company’s deferred royalty obligation recognized within liabilities was $309.6 million as of December 31, 2023. The significant assumptions used to estimate the HCR deferred royalty obligation accretion of the liability include the revenue projections and timing of payments.

The principal considerations for our determination that performing procedures relating to the deferred royalty obligation with HealthCare Royalty Partners is a critical audit matter are the significant judgment by management when determining the value of the deferred royalty obligation. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to management’s assumptions related to the revenue projections used to determine the timing of expected cash outflows through the Monte Carlo simulation model. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the accretion of the liability. These procedures also included, among others, (i) testing management’s process for developing the deferred royalty obligation; (ii) evaluating the appropriateness of the Monte Carlo simulation model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future revenue projections and the timing of payments considering external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Monte Carlo simulation model and (ii) reasonableness of the revenue projections.

Product Revenue – Gross-to-net (GTN) sales adjustment – Discarded Drug Rebate

As described in Notes 2 and 17 to the consolidated financial statements, product revenue is recognized at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. Government rebates include the discarded drug rebate. The Infrastructure Investment and Jobs Act requires manufacturers of certain single-source drugs separately paid for under Medicare Part B and marketed in single-dose containers to refund the dispensed drug unused and discarded exceeding an applicable percentage defined by statute or regulation. The accrual for such rebate recognized within other long-term liabilities was $7.4 million as of December 31, 2023. The significant assumptions used to estimate the discarded drug rebate include historical experience with discarded volumes considering time lags in the processing of claims and invoicing from the Centers for Medicare & Medicaid services as well as legal interpretations of the payment limit amount used in the rebate calculation.

The principal considerations for our determination that performing procedures relating to the Product revenue – Gross-to-net (GTN) sales adjustments – Discarded Drug Rebate is a critical audit matter are the significant judgment made by management when determining the discarded drug rebate. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the valuation of the discarded drug rebate and management’s assumptions related to historical experience with discarded volumes as well as legal interpretations of the payment limit amount used in the rebate calculation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the discarded drug rebate. These procedures also included, among others, (i) testing management’s process for developing the discarded drug rebate estimates; (ii) testing the accuracy of the rebate calculation; (iii) testing the completeness and accuracy of inputs underlying data used in the calculation of the rebate; and (iv) evaluating the reasonableness of significant assumptions used by management related to the discarded volumes considering historical experience as well as legal interpretations of the payment limit amount used in the rebate calculation, and whether assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers SA

Lausanne, Switzerland
March 13, 2024

We have served as the Company's auditor since 2015.

ADC Therapeutics SA
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$278,598	$326,441
Accounts receivable, net	25,182	72,971
Inventory	16,177	12,073
Prepaid expenses and other current assets	16,334	23,495
Total current assets	336,291	434,980
Property and equipment, net	5,622	3,355
Operating lease right-of-use assets	10,511	6,905
Interest in joint venture	1,647	7,613
Deferred taxes, net	—	37,104
Other long-term assets	711	902
Total assets	$354,782	$490,859
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,569	$12,351
Accrued expenses and other current liabilities	50,634	68,491
Operating lease liabilities, short-term	1,467	1,097
Total current liabilities	67,670	81,939
Deferred royalty obligation	303,572	212,353
Senior secured term loans	112,730	109,714
Operating lease liabilities, long-term	10,180	6,564
Other long-term liabilities	8,879	838
Total liabilities	503,031	411,408
Commitments and contingencies (Note 15)
Shareholders’ equity
Common shares, at CHF 0.08 par value	7,312	7,312
Issued shares: 89,041,946 at December 31, 2023 and 2022; outstanding shares: 82,293,137 at December 31, 2023 and 80,642,527 at December 31, 2022
Additional paid-in capital	1,180,545	1,166,414
Treasury shares	(541)	(679)
At December 31, 2023: 6,748,809 and December 31, 2022: 8,399,419
Accumulated other comprehensive (loss) income	(93)	1,823
Accumulated deficit	(1,335,472)	(1,095,419)
Total shareholders’ (deficit) equity	(148,249)	79,451
Total liabilities and shareholders’ equity	$354,782	$490,859
The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022
Revenue
Product revenues, net	$69,060	$74,908
License revenues and royalties	498	135,000
Total revenue, net	69,558	209,908
Operating expense
Cost of product sales	(2,529)	(3,301)
Research and development	(127,127)	(186,457)
Selling and marketing	(57,464)	(69,052)
General and administrative	(48,424)	(74,442)
Total operating expense	(235,544)	(333,252)
Loss from operations	(165,986)	(123,344)
Other income (expense)
Interest income	10,540	2,568
Interest expense	(46,325)	(36,731)
Loss on debt extinguishment	—	(42,114)
Other, net	6,352	52,804
Total other expense	(29,433)	(23,473)
Loss before income taxes	(195,419)	(146,817)
Income tax expense	(39,106)	(227)
Loss before equity in net losses of joint venture	(234,525)	(147,044)
Equity in net losses of joint venture	(5,528)	(10,084)
Net loss	$(240,053)	$(157,128)

Net loss per share
Net loss per share, basic and diluted	$(2.94)	$(2.01)
Weighted average shares outstanding, basic and diluted	81,712,166	78,152,964

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2023	2022
Net loss	$(240,053)	$(157,128)
Other comprehensive (loss) income:
Remeasurement of defined benefit plan	(1,854)	4,116
Currency translation differences	376	(539)
Other comprehensive (loss) income before share of other comprehensive loss in joint venture	(1,478)	3,577
Share of other comprehensive loss in joint venture	(438)	—
Other comprehensive (loss) income	(1,916)	3,577
Total comprehensive loss	$(241,969)	$(153,551)
The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2022	78,270,000	$6,445	$1,087,754	(1,459,522)	$(128)	$(1,754)	$(938,291)	$154,026
Loss for the period	—	—	—	—	—	—	(157,128)	(157,128)
Remeasurement of defined benefit pension liability	—	—	—	—	—	4,116	—	4,116
Foreign currency translation adjustment	—	—	—	—	—	(539)	—	(539)
Total other comprehensive income	—	—	—	—	—	3,577	—	3,577
Total comprehensive income (loss) for the period	—	—	—	—	—	3,577	(157,128)	(153,551)
Issuance of shares to be held as treasury	3,123,865	254	—	(3,123,865)	(254)	—	—	—
Issuance of shares to be held as treasury, ATM Facility	7,648,081	613	(23)	(7,648,081)	(613)	—	—	(23)
Issuance of shares, Deerfield exchange agreement, net of transaction costs	—	—	19,640	2,390,297	194	—	—	19,834
Issuance of shares, share purchase agreement net of transaction costs	—	—	6,070	733,568	60	—	—	6,130
Vestings of RSUs	—	—	(62)	708,184	62	—	—	—
Share-based compensation expense	—	—	49,322	—	—	—	—	49,322
Blue Owl and Owl Rock warrant obligations, net of transaction costs	—	—	3,713	—	—	—	—	3,713
	10,771,946	867	78,660	(6,939,897)	(551)	—	—	78,976
December 31, 2022	89,041,946	$7,312	$1,166,414	(8,399,419)	$(679)	$1,823	$(1,095,419)	$79,451

Loss for the period	—	$—	$—	—	$—	$—	$(240,053)	$(240,053)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(1,854)	—	(1,854)
Foreign currency translation adjustment	—	—	—	—	—	376	—	376
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(1,478)	—	(1,478)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(438)	—	(438)
Total other comprehensive loss	—	—	—	—	—	(1,916)	—	(1,916)
Total comprehensive loss for the period	—	—	—	—	—	(1,916)	(240,053)	(241,969)
Vestings of RSUs	—	—	(111)	1,330,081	111	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	747	320,529	27	—	—	774
Share-based compensation expense	—	—	13,495	—	—	—	—	13,495
	—	—	14,131	1,650,610	138	—	—	14,269
December 31, 2023	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash used in operating activities
Net loss	$(240,053)	$(157,128)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	37,104	(1,621)
Share-based compensation expense	13,495	49,322
Accretion expense of deferred royalty obligation	19,207	12,202
Cumulative catch-up adjustment, deferred royalty obligation	(4,972)	(15,402)
Write-downs of inventory	1,608	2,165
Depreciation	1,187	1,060
Amortization of operating lease right-of-use assets	2,080	1,328
Share of results in joint venture	5,528	10,084
Convertible loans, derivatives, decrease in fair value	—	(25,650)
Change in defined benefit pension liabilities	(712)	—
Warrant obligations, decrease in fair value	(497)	(11,504)
Amortization of debt discount, senior secured term loan	3,016	858
Amortization of debt discount, convertible loans	—	2,495
Loss on debt extinguishment	—	42,114
Other	52	91
Changes in operating assets and liabilities:
Accounts receivable, net	47,789	(42,753)
Inventory	(5,712)	(9,651)
Other current assets	7,289	(11,464)
Other long-term assets	200	(210)
Accounts payable	3,173	310
Accrued expenses and other short-term liabilities	(14,143)	16,246
Operating lease liabilities	(1,716)	(1,203)
Other long-term liabilities	7,391	—
Net cash used in operating activities	(118,686)	(138,311)

Cash flows from investing activities
Payment for purchases of property and equipment	(3,216)	(687)
Net cash used in investing activities	(3,216)	(687)
Cash flows provided by (used in) financing activities
Proceeds from deferred royalty transaction, net of transaction costs	73,102	—
Proceeds from share issuance under stock purchase plan	773	—
Proceeds from senior secured term loans	—	115,597
Payments of third-party transaction costs related to senior secured term loans	—	(2,784)
Convertible loans exchange	—	(118,304)
Proceeds from equity issuance, net of transaction costs	—	6,130
Payment of transaction costs for share capital increases	—	(221)
Taxes paid related to net settled equity awards	—	(1,315)
Net cash provided by (used in) financing activities	73,875	(897)
Net decrease in cash and cash equivalents	(48,027)	(139,895)
Exchange gains/(losses) on cash and cash equivalents	184	(208)
Cash and cash equivalents at beginning of year	326,441	466,544
Cash and cash equivalents at end of year	$278,598	$326,441
Supplemental Cash Flow Information:
Interest paid	$15,387	$10,178
Interest received	9,725	1,948
Payments made under royalty financing transaction	8,709	10,998
Supplemental Non-Cash Investing and Financing Activities:
Issuance of shares, Deerfield Exchange Agreement	—	19,834
Issuance of warrants, Deerfield Exchange Agreement	—	12,297
Issuance of warrants, senior secured term loan	—	3,713
Capital expenditures recorded in Accounts payable and Accrued expenses and other current liabilities	65	—

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.Description of Business and Organization

ADC Therapeutics is a leading, commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”) committed to advancing its proprietary ADC technology platform to transform the treatment paradigm for patients with hematologic malignancies and solid tumors.

Since its inception, the Company has devoted its resources to developing a validated and differentiated technology platform with multiple payloads and targets, a robust next-generation research and development toolbox, and specialized end-to-end capabilities. The Company generates sales from its flagship product, ZYNLONTA, which is currently approved in the U.S. for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) in the third-line setting and has also been granted conditional marketing authorization in Europe. Additionally, the Company is seeking to expand ZYNLONTA into earlier lines of therapy and indolent lymphomas, and is committed to advancing its portfolio and pipeline through its continued research, development, regulatory and commercialization activities.

The Company was incorporated on June 6, 2011 under the laws of Switzerland, with its registered office located at Route de la Corniche 3B, 1066 Epalinges, Switzerland. The Company has three wholly-owned subsidiaries: ADC Therapeutics America, Inc. (“ADCT America”), which is incorporated in Delaware, USA on December 10, 2014. ADC Therapeutics (UK) Ltd (“ADCT UK”), incorporated in England on December 12, 2014 and ADC Therapeutics (NL) B.V. which was incorporated in the Netherlands on February 25, 2022. The Company and its three subsidiaries form the ADCT Group (the “Group”).

All references to “ADC Therapeutics,” “the Company", “we,” “us,” and “our” refer to ADC Therapeutics SA and its consolidated subsidiaries unless otherwise indicated.
2.Summary of Significant Accounting Policies
Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Going Concern

We are responsible for evaluating, and providing disclosure of uncertainties about, our ability to continue as a going concern. As of December 31, 2023, we had cash and cash equivalents of $278.6 million. Based on our evaluation, we concluded there is no substantial doubt about our ability to continue as a going concern within one year from the date the Consolidated Financial Statements were issued.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the global biotechnology and pharmaceutical industries, including, but not limited to, risks of failure or unsatisfactory results of its research and development efforts and clinical studies, the need for significant capital to fund the continued development of its products and pipeline, the need to obtain and maintain marketing approval for its product and candidates, the need to successfully commercialize and gain market acceptance of any of its product candidates that obtain regulatory approval, dependence on strategic relationships with collaboration and commercialization partners and on key personnel, securing and protecting proprietary technology, compliance with government regulations, competition, and dependence on third-party service providers such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), other suppliers, and third-party logistics providers.
Concentrations of Risk
Foreign exchange risk
The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to British pounds, Euros and Swiss francs. Transaction exposure arises because the amount of local currency paid or received in transactions denominated in foreign currencies may vary due to changes in exchange rates. Foreign exchange risk arises from:
–forecast costs denominated in a currency other than the entity’s functional currency;
–recognized assets and liabilities denominated in a currency other than the entity's functional currency; and
–net investments in foreign operations.
Management believes that foreign exchange risk is minimal, as the Company pays invoices mainly in U.S. dollars and holds cash principally in U.S. dollars.
Interest rate risk
Interest rate risk arises from movements in interest rates which could have adverse effects on the Company's net loss or financial position. Changes in interest rates cause variations in interest income and expenses on interest-bearing assets and liabilities, and on the value of the net defined benefit pension obligation. In relation to the royalty purchase agreement with HCR, the Company is obligated to pay interest in the form of royalties in connection with certain net sales and licensing revenue. As the effective interest rate (“EIR”) on the deferred royalty obligation does not depend on market performance, the exposure to interest rate and market risk is deemed low. See note 13, “Deferred royalty obligations” for further information. In regards to the senior secured term loans, the interest rate is variable and dependent upon market factors. The Company will update the EIR at the end of each reporting period for changes in the rate. See note 10, "Senior secured term loan facility and warrants" for further information.
Credit risk
Credit risk is the risk that a counterparty will not meet its obligations under a financial instrument or customer contract, leading to a financial loss. The Company is exposed to credit risk from its operating activities and from its financing activities including deposits with banks and other financial institutions. The Company’s cash and cash equivalents accounts are maintained with well established, highly rated financial institutions. The Company’s wholly-owned subsidiaries are solvent, are managed on a cost-plus service provider basis, and are supported by the Company as the parent.

To date, the Company’s only source of product revenue, which commenced during May 2021, has been sales of ZYNLONTA only in the U.S., which is sold primarily through wholesale distributors. In addition, the Company earns license revenues and royalties through its license agreements with third parties. See note 17 “Revenue” for further information. We continuously monitor the creditworthiness of our customers and have internal policies regarding customer credit limits. When determining customer allowances for estimated credit losses, the Company analyzes accounts that are past due, the creditworthiness of its customers, current economic conditions and, when sufficient historical data becomes available, actual credit losses incurred by the Company. As of December 31, 2023, and 2022, the Company did not record an allowance for expected credit losses as it was considered immaterial.
Liquidity risk
Liquidity risk is the risk that the Company may not be able to generate sufficient cash resources to settle its obligations in full as they fall due or can do so only on terms that are materially disadvantageous. Prudent liquidity risk management implies maintaining sufficient cash to cover working capital requirements. Cash is monitored by the Company’s management.
Funding and liquidity risks are reviewed regularly by management and the Board of Directors. The Board of Directors reviews the Company’s ongoing liquidity risks quarterly as part of the financial review process and on an ad hoc basis as necessary. To date, the Company has funded its capital requirements through capital raises, including the issuance of the Company’s common shares, the issuance of convertible loans, the issuance of term loans, partnering of its programs and royalty financings. The Company may need to raise additional capital in the future, and that such financing may not be available on acceptable terms, or at all.

Other Concentrations of Risk

We depend on single source suppliers for certain components of our inventory, and our production, warehousing and distribution operations are outsourced to third-party suppliers and CMOs where a significant portion of our inventory is located. Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on our operations and financial results.

Our primary source of revenue is from sales of ZYNLONTA. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2023 and 2022, allowances on receivables were not material. Four customers accounted for 96% and 100% of gross accounts receivable as of December 31, 2023, and 2022, respectively.
Foreign currency translation
Functional and presentation currency
Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The consolidated financial statements are presented in US dollars (“$” or “USD”), which is the Company’s functional and Group’s reporting currency.
Transactions and balances
Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in consolidated statement of operation.
All foreign exchange gains and losses are presented in the consolidated statement of operation within “Other, net.”
Wholly-owned subsidiaries
The results and financial position of all the Company’s entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:
(i)assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
(ii)income and expenses for each consolidated statement of operation are translated at monthly average exchange rates; and
(iii)all resulting exchange differences are recognized in other comprehensive loss, under “Cumulative translation adjustments.”

Monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical exchange rates. Exchange gains and losses resulting from remeasurement adjustments are recorded within general and administration costs in the consolidated statements of operation.

Foreign currency exchange rates
The following exchange rates have been used for the translation of the financial statements of ADCT UK, the functional currency of which is the British pound:

	Year ended December 31,
	2023	2022
US $ / GBP
Closing rate, GBP 1	1.2731	1.2097
Weighted average exchange rate, GBP 1	1.2431	1.1847
Cash and cash equivalents
Cash and cash equivalents include demand deposits held at financial institutions and other short-term highly liquid investments with original maturities of three months or less that are readily convertible to cash.

Fair value measurements

Financial assets and liabilities are required to be measured and reported at fair value at each reporting period. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value includes:
a.Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;
b.Level 2: inputs other than quoted prices that are observable for the asset or liability, either directly (for example, as prices) or indirectly (for example, derived from prices);
c.Level 3: inputs for the asset or liability that are not based on observable market data.
Accounts receivable

Trade accounts receivable represent amounts due from customers from product sales and are stated net of customer sales allowances for chargebacks, product returns and estimated credit losses. The Company’s payment terms range from 30 to 90 days. When determining customer allowances for estimated credit losses, the Company analyzes accounts that are past due, the creditworthiness of its customers, current economic conditions and, when sufficient historical data becomes available, actual credit losses incurred by the Company. As of December 31, 2023, and 2022, the Company did not record an allowance for expected credit losses as it was considered immaterial.

License revenue and royalties receivable, as well as other amounts due from the Company’s partners, are included in accounts receivable and are typically payable to us within 45 to 60 days after the end of each quarter in which they were earned. As of December 31, 2022, accounts receivable included $50 million in license fees from Swedish Orphan Biovitrum AB (publ) (“Sobi”) for the approval of the Marketing Authorisation Application by the European Commission for ZYNLONTA in third-line DLBCL.

Inventory

Inventory is stated at the lower of cost or net realizable value with costs determined on a first-in, first-out basis. Reserves for potentially excess, dated or obsolete inventories are established as a write-down to inventory and a charge to cost of product sales based on forecasted product demand estimates and the likelihood of consumption in the normal course of business, considering the expiration dates of the inventories on hand, planned production volumes and required production lead times.
Property and equipment
All property and equipment is stated at historical cost less accumulated depreciation. Historical cost includes expenditure that is directly attributable to the acquisition of the items.
Depreciation is calculated using the straight-line method to reduce the cost of each asset to its residual value over its estimated useful life, as follows:

Leasehold improvements	3 to 10 years
Laboratory equipment	5 years
Office equipment	5 years
Hardware and computer software	3 years
Leases

The Company recognizes operating lease right-of-use (“ROU”) assets and operating lease liabilities when the Company obtains the right to control the asset under a leasing arrangement with an initial term greater than twelve months. The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the operating lease ROU asset and operating lease liability based on the present value of future minimum lease payments over the expected lease term. The lease payments are discounted using the interest rate implicit in the lease. If that rate cannot be determined, the Company uses the incremental borrowing rate we would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of our lease payments. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Certain lease arrangements contain renewal or termination options that have been included in the determination of the lease term if the options are reasonably certain of being exercised. For contracts that contain lease and non-lease components, the Company accounts for both components as a single lease component. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Investments in joint venture

The Company has an investment in a joint venture in which we own less than 50% and do not control the investee. The investment is accounted for using the equity method given our ability to exercise significant influence over the operating and financial decisions of the investee. The Company recognized its share of the investee’s profit or losses, other comprehensive income or losses and capital transactions as an adjustment to the carrying value of its investment in joint venture. The Company’s carrying value of its investment in a joint venture increases or decreases in relation to the Company’s proportionate share of comprehensive income or loss of the joint venture. When the Company’s share of losses of a joint venture exceeds the Company’s interest in that joint venture, the Company ceases to recognize its share of further losses. Additional losses are recognized only to the extent that the Company has incurred legal or constructive obligations or made payments on behalf of the joint venture. The Company’s Investment in joint venture is assessed for impairment when events or circumstances indicate the carrying value of the investment may be impaired based on qualitative factors.
Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2023 and 2022, there were no material impairments of the value of long-lived assets.

Loans

Loans are initially recognized at fair value, net of transaction costs incurred. Loans are subsequently measured at amortized cost using an effective interest rate (“EIR”). Loans are presented as a financial liability in the consolidated balance sheet. Debt is classified as a current liability when due within 12 months after the end of the reporting period. The remainder of the amount is presented as a long-term liability. The Company recognizes debt extinguishment in Other income (expense) as the difference between the extinguishment payment and the carrying value of the loan.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), ASC 815, Derivatives and Hedging (“ASC 815”) and Accounting for Convertible Instruments and

Contracts in an Entity’s Own Equity (“ASU 2020-06”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a gain or loss in Other, net.

Derivative Liability

The Company analyzes the conversion feature of convertible notes for derivative accounting consideration under ASC 815-15 and ASU 2020-06, which requires that the conversion features are bifurcated and separately accounted for as a derivative instrument on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded in Other, net and the associated carrying amount on the balance sheet is adjusted by the change.

Upon extinguishment of a convertible note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.
Employee benefits
Employee Pension Plans
The Company’s wholly-owned subsidiaries operate defined benefit and defined contribution pension plans in accordance with the local conditions and practices in the countries in which they operate. Certain employees of the UK subsidiary are covered by local defined contribution plans. The defined benefit schemes are generally funded through payments to insurance companies or trustee-administered funds, determined by periodic actuarial calculations. A defined contribution plan is a plan that provides an individual account for each participant and provides benefits that are based on all of the following: amounts contributed to the participant’s account by the employer or employee; investment experience; and any forfeitures allocated to the account, less any administrative expenses charged to the plan. A defined benefit plan is a pension plan that is not a defined contribution plan. Typically, defined benefit plans define an amount of pension benefit that an employee will receive on retirement, usually dependent on one or more factors such as age, years of service and compensation. However, as is the case with many Swiss pension plans, although the amount of ultimate pension benefit is not defined, certain legal obligations of the plan nevertheless create constructive obligations on the employer to pay further contributions to fund an eventual deficit. This results in the plan being accounted for as a defined benefit plan.

The liability recognized in the balance sheet in respect of defined benefit pension plans is the present value of the defined benefit obligation at the end of the reporting period less the fair value of plan assets. The defined benefit obligation is calculated annually by a third party using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high-quality corporate bonds that are denominated in the currency in which the benefits will be paid, and that have terms to maturity that approximate the terms of the related pension obligation.
The current service cost of the defined benefit plan is recognized in the consolidated statement of operation in employee benefit expenses, except where included in the cost of an asset, reflects the increase in the defined benefit obligation resulting from employee service in the current year.
Past service costs, resulting from a plan amendment or curtailment, are recognized in Other comprehensive (loss) income and amortized to the statements of operations and comprehensive loss over the average remaining service period of active employees.

The net interest cost is calculated by applying the discount rate to the net balance of the present value of the defined benefit obligation and the fair value of plan assets. This cost is included in employee benefit expenses in the consolidated statement of operation.

Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in Other comprehensive (loss) income in the period in which they arise and amortized to the statements of operations and comprehensive loss in subsequent periods using the corridor approach.
For defined contribution plans, the company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Once the contributions have been paid, the company has no further payment obligations. The contributions are recognized as employee benefit expenses in the consolidated statement of operation. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in the future payments is available.
Share-based Compensation

The Company grants share-based awards. The fair value of awards expected to vest are recognized as an employee share-based compensation expense using the graded accelerated vesting method over the requisite service period of the award less actual forfeitures. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model, that requires the use of assumptions including the expected volatility of the Company’s stock price, expected term, risk-free rate and the fair value of the underlying common stock. We estimate the fair value of restricted stock units granted based on the closing market price of our common stock on the date of grant. Actual forfeitures are recognized as they occur.

Employee Stock Purchase Plan

The fair value of purchase rights granted under the employee stock purchase plan is recognized as an employee share-based compensation expense with a corresponding increase in Additional paid-in capital. The total amount to be expensed is determined by reference to the fair value of the purchase rights granted.

The total expense is recognized over the offering period, which is the period over which all of the specified vesting conditions are to be satisfied. Participants that voluntarily withdraw from the plan are accounted for as a cancellation and total share-based compensation recorded in the period in which the participant withdraws. Terminations are accounted for as forfeitures and any share-based compensation expense reversed in the period the participant terminates. Accumulated payroll deductions are recorded within Accrued expenses in other current liabilities until the shares are purchased by the participant at the end of the offering period.

Revenue Recognition

The Company recognizes revenue when or as control of promised goods or services is transferred to its customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. The Company follows a five-step model: (i) identify the customer contract; (ii) identify the contract’s performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when, or as, a performance obligation is satisfied.

Product revenue

The Company generates revenue from sales of ZYNLONTA in the U.S. for the treatment of relapsed or refractory DLBCL, which was approved by the FDA on April 23, 2021 and launched shortly thereafter.

Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts.

GTN sales adjustments involve significant estimates and judgment after considering factors including legal interpretations of applicable laws and regulations, historical experience and drug product analogs in the absence of Company experience, payer channel mix, current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. Management also uses information from external sources to identify prescription trends, patient demand, average selling prices, discarded volumes and sales return and allowance data for the Company and analog drug products. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which the Company receives third-party information. Estimates will be assessed each period and adjusted as required to revise information or actual experience. In particular, the following rebate requires a substantial degree of judgement.

Discarded Drug Rebate

The Infrastructure Investment and Jobs Act requires manufacturers of certain single-source drugs separately paid for under Medicare Part B and marketed in single-dose containers or packages to provide annual refunds (“discarded drug rebate”), if those portions of the dispensed drug that are unused and discarded exceed an applicable percentage defined by statute or regulation. The Centers for Medicare & Medicaid Services (the “CMS”) finalized regulations to implement this section on November 18, 2022, and the provision went into effect on January 1, 2023. In particular, the estimate for the discarded drug rebate requires a substantial degree of judgement.

The Company began estimating and recording a provision for the discarded drug rebate as a GTN sales adjustment beginning in the first quarter of 2023, which is included in Other long-term liabilities due to the long-term nature of when the first annual refunds are expected to come due. The significant assumptions used to estimate the discarded drug rebate include legal interpretations of applicable laws and regulations, historical experience with discarded volumes and time lags in the processing of claims and invoicing from CMS. Management uses a number of factors to estimate the discarded drug rebate, including information from external sources to identify the Company’s discarded volumes, preliminary information from CMS on estimated discarded volumes, as well as legal interpretations of the payment limit amount and J-code billing unit used in the discarded drug rebate calculation.

License arrangements

The Company recognizes revenues from license fees for intellectual property (IP) either at a point in time or over time. The Company must make an assessment as to whether such a license represents a right-to-use the IP (at a point in time) or a right to access the IP (over time). The Company recognizes revenue for a right-to-use license immediately if the licensee can begin to use and benefit from the IP upon commencement of the license term and the Company has no further obligations in the context of the IP. A license is considered a right to access the IP when the Company undertakes activities during the license term that may significantly affect the IP, which directly exposes the customer to any positive or negative effects arising from such activities. These activities do not result in the immediate transfer of a good or service to the customer. As such, revenues from the right to access the IP are recognized over time.

The Company may enter into agreements with multiple performance obligations. Performance obligations are identified and separated when the other party can benefit from the license on its own or together with other resources that are readily available, and the license is separately identifiable from other goods or services in the contract.

Transaction prices for out-license arrangements may include fixed up-front amounts as well as variable consideration such as contingent development and regulatory milestones, sales-based milestones and royalties. The most likely amount method is used to estimate contingent development and regulatory milestones because the ultimate outcomes are binary in nature. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. To the extent arrangements include multiple performance obligations that are distinct, the transaction price assigned to each distinct performance obligation is reflective of the relative stand-alone selling price when sold separately or estimated stand-alone selling price on the basis of comparable transactions with other customers when such goods or services are not sold separately. The residual approach is the method used to estimate a stand-alone selling price when the selling price for a good or service is highly variable or uncertain.

In determining the transaction prices, sales milestones and royalties attributable to licenses are excluded from the variable consideration guidance and recognized at the later of when the subsequent sales transaction occurs, or the satisfaction or partial satisfaction of the performance obligation to which some or all of the royalty has been allocated.
Cost of product sales
Cost of product sales primarily includes direct and indirect costs relating to the manufacture of ZYNLONTA from third-party providers of manufacturing, distribution and logistics, and royalties to a collaboration partner based on net product sales of ZYNLONTA. Inventory amounts written down as a result of excess or obsolescence are charged to Cost of product sales.
Research and Development (“R&D”) expenses

R&D costs are expensed as incurred, and consist of salaries and benefits of employees, share-based compensation costs, fees paid to clinical research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), upfront fees and achieved milestone payments associated with R&D collaboration arrangements, supplies, facilities costs and allocated overhead expenditures. Clinical study and certain research costs are recognized over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its R&D efforts. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary, and will be assessed each period and adjusted as required to reflect amounts actually incurred. Research and development costs are presented net of reimbursements from development partners.
Income taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to an underpayment of income taxes are included in the income tax expense and classified with the related liability on the consolidated balance sheets. The uncertain tax position is presented as a reduction to a deferred tax asset for credit carryforward.
Segment information
The Company is managed and operated as one business segment, focused on the global development and commercialization of targeted ADC cancer therapies. A single management team that reports to the chief operating decision-maker, the Chief Executive Officer, comprehensively manages and allocates resources at the global corporate level. Accordingly, the Company views its business and manages its operations as a single operating segment.

Long-lived assets by geographic area are as follows:

(in thousands)
Country	December 31, 2023	December 31, 2022
Switzerland	$1,364	$1,825
United Kingdom	13,707	6,779
United States	1,773	2,558
	$16,844	$11,162

Loss per share
Basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of common shares in issue during the year, excluding common shares owned by the Company and held as treasury shares.
Diluted loss per share adjusts the shares used in the determination of basic loss per share to take into account potentially dilutive common shares, if applicable, and the weighted average number of ordinary shares that would have been outstanding assuming the conversion of all potentially dilutive ordinary shares (share option plans, employee stock purchase plan and outstanding warrants).

Contingencies

From time to time, we may become involved in claims and other legal matters arising in the ordinary course of business. We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses.

Recent Accounting Pronouncements

New accounting pronouncements which have been adopted

There are no accounting pronouncements that the Company has recently adopted.

Issued but not yet adopted

In November 2023, the FASB amended guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning in January 2024 and interim periods beginning January 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning in January 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.

3.Fair value measurements
The carrying amount of Cash and cash equivalents, Accounts Receivable, net and Accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan. The estimated fair value of debt is based on Level 2 inputs, including our understanding of current market rates we could obtain for similar loans.

The Deerfield warrants, which are measured at fair value on a recurring basis, were as follows for the years ended December 31, 2023 and 2022:

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023:
Deerfield warrant obligation	$296	$—	$296	$—
Total	$296	$—	$296	$—

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022:
Deerfield warrant obligation	$793	$—	$793	$—
Total	$793	$—	$793	$—

Fair values must be estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in note 12, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of December 31, 2023 and December 31, 2022 inventory consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Work in progress	$16,095	$12,057
Finished goods	82	16
Total inventory, net	$16,177	$12,073
Inventory write-downs of $1,608 and $2,165 were recognized and charged to cost of product sales in the Company’s Consolidated Statement of Operation for the years ended December 31, 2023 and 2022, respectively.
5.Property and equipment
Property and equipment as of December 31, 2023 and December 31, 2022 consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Leasehold improvements	$3,953	$2,082
Laboratory equipment	3,652	2,532
Office equipment	1,119	892
Hardware and computer software	1,173	1,257
	9,897	6,763
Less: accumulated depreciation	(4,275)	(3,408)
Property and equipment, net	$5,622	$3,355

Depreciation expense for the years ended December 31, 2023 and 2022 was $1,187 and $1,060, respectively.
6.Leases
The Company leases space for its corporate offices and research and development facilities under non-cancellable operating leases. On September 1, 2023, the Company modified the terms of its existing lease for its office in Switzerland. The existing lease contract was originally scheduled to expire on June 15, 2024 and has been cancelled and replaced by the new lease. The new lease also includes a reduction in the amount of office space being occupied. The modified lease commenced on September 1, 2023 and expires November 30, 2028, and includes a renewal option for five additional years through November 2033. The Company is reasonably certain it will exercise the extension option and therefore has accounted for the modified lease as a ten-year lease term.

On January 30, 2023, the Company expanded the square footage of its existing lease related to its U.K. office. The lease commenced on January 30, 2023 and expires on January 27, 2031, and includes an option to terminate early on January 26, 2026. The Company is reasonably certain it will not terminate the lease early and therefore will account for the lease using an eight-year lease term.

During the third quarter of 2022, the Company extended the term of its existing lease related to its U.S. corporate offices in New Jersey for an additional two years commencing on December 1, 2022, including an extension option for three additional years. The Company is reasonably certain it will exercise the extension option and therefore has accounted for the lease using a five-year lease term.

Non-cash operating lease ROU assets obtained in exchange for operating lease obligations were $4.9 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

Lease costs for the years ended December 31, 2023 and 2022 are $2,080 and $1,328, respectively.
The amount payable in 2023 under short-term leases (with an original term of under 12 months) is $3.

Maturities of lease liabilities are as follows:

Year ending December 31, 2024	$1,955
Year ending December 31, 2025	1,939
Year ending December 31, 2026	1,976
Year ending December 31, 2027	1,991
Year ending December 31, 2028	1,794
Thereafter	3,999
Total lease payments	13,654
Less: imputed interest	2,007
Present value of lease liabilities	$11,647

Other supplemental information related to leases is summarized below:

	As of December 31,
	2023	2022
Weighted average remaining lease term (years)	7.1	6.9

Weighted average discount rate	4.4%	2.6%

7.Interest in joint venture
On December 14, 2020, the Company formed a new joint venture company, Overland ADCT BioPharma, with Overland Pharmaceuticals (“Overland”) to develop and commercialize ZYNLONTA, and three of the Company’s ADC product candidates, ADCT-601, ADCT-602 and ADCT-901 (collectively, the “Licensed Products”), in greater China and Singapore (the “Territory”). The Company agreed to supply product to Overland ADCT BioPharma for its drug development and commercialization under a supply agreement entered into between the parties.
Under the terms of the license agreement between the Company and Overland ADCT BioPharma, the Company licensed exclusive development and commercialization rights to the Licensed Products (the “Licensed IP”) in the Territory to Overland ADCT BioPharma. Overland invested $50.0 million in Overland ADCT BioPharma, and is obligated to pay the Company potential development milestone payments related to ADCT-601, ADCT-602 and ADCT-901, for a 51% equity interest. The Company received a 49% equity interest in exchange for contribution of the Licensed IP. The Company and Overland have appointed an equal number of nominees to the board of directors of Overland ADCT BioPharma which includes the Chief Executive Officer of Overland ADCT BioPharma. Pursuant to the license agreement, the Company may also earn low to mid-single digit royalties on net sales of the Licensed Products. In addition, Overland ADCT BioPharma elected to participate in the Company’s global clinical trials. The Company also received an option, which it may exercise at its sole discretion, to exchange any or all of its equity interest in Overland ADCT BioPharma into an equity interest in Overland upon an initial public offering of Overland. Given the uncertainty of an initial public offering of Overland, the Company did not assign any value to the option.
In connection with the formation of Overland ADCT BioPharma, the Company determined the fair value of its equity interest by implying a total equity value of Overland ADCT BioPharma using Overland’s investment of $50.0 million and the fair value of the contingent milestone consideration for Overland’s 51% equity interest. The fair value of the contingent consideration was determined to be nominal due to the high uncertainty related to achieving certain conditions associated with the contingent consideration as of the closing date.
The table below provides a rollforward of the Company’s interest in Overland ADCT BioPharma as of December 31, 2023 and 2022.

(in thousands)
Interest in joint venture
January 1, 2022	$17,697
Share of comprehensive loss in joint venture	(10,084)
December 31, 2022	7,613
Share of comprehensive loss in joint venture	(5,966)
December 31, 2023	$1,647
8.Income taxes
For the years ended December 31, 2023 and 2022, loss before taxes consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022
US operations	$(7,888)	$12,206
Swiss and other jurisdictions	(187,531)	(159,023)
Total	$(195,419)	$(146,817)
Income tax expense attributable to income consists of:

(in thousands)	Current	Deferred
Year ended December 31, 2023:
US federal and state	$1,479	$37,104
Swiss and other jurisdictions	523	—
Total	$2,002	$37,104

Year ended December 31, 2022:
US federal and state	$1,737	$(1,621)
Swiss and other jurisdictions	111	—
Total	$1,848	$(1,621)

Tax Rate Reconciliation

Income tax expense attributable to income was $39,106 and $227 for the years ended December 31, 2023 and 2022, respectively, and differed from the amounts computed by applying the Swiss income tax rate of 13.66% and 13.65%, respectively, to pretax income from continuing operations as a result of the following:

	For the years ended December 31,
(in thousands)	2023	2022
Loss before income taxes	$(195,419)	$(146,817)

Rate reconciliation:
Computed “expected” tax benefit	(26,694)	(20,041)
Increase (reduction) in income taxes resulting from:
Differences in overseas taxation rates	(343)	982
US, state and local income taxes, net of federal income tax benefit	(1,022)	(654)
US Research & development tax credit	(5,800)	(6,110)
Stock compensation	2,858	5,143
Re-assessments of prior year estimates	(4,745)	629
Non-deductible expenses	1,576	6,585
Change in valuation allowance	66,989	9,435
Other	6,287	4,258
Income tax expense for the year ended December 31,	$39,106	$227
In the table above, the Company used ADCT SA’s statutory tax rate of 13.66% as the starting point for the reconciliation since it is the parent entity of the business. Effective tax rate varies from the statutory tax rate primarily due to valuation allowance recorded in the current losses in Switzerland and U.S. deferred tax assets.

Deferred Tax Assets

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2023 and 2022 is as follows:

	Year ended December 31,
(in thousands)	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$162,877	$131,120
Federal R&D credit (US)	21,606	16,016
State R&D credits (US)	6,417	5,842
Share-based compensation	14,873	15,645
Capitalized research and development	2,546	—
Accrued Rebate Reserve	1,843	—
Other deferred tax assets	3,326	3,672
Total gross deferred tax assets	213,488	172,295
Less: Valuation allowance	(212,156)	(131,197)
Net deferred tax assets	$1,332	$41,098
Deferred tax liabilities:
Interest in joint venture	(225)	(1,039)
Other deferred tax liabilities	(1,107)	(2,955)
Total gross deferred tax liabilities	(1,332)	(3,994)
Net deferred tax liability	$(1,332)	$(3,994)
Total deferred tax	$—	$37,104

The valuation allowance at December 31, 2023 was primarily related to Swiss NOL, Federal R&D and Orphan Drug credits, Capitalized Research & Development, and Share Based Compensation that, in the judgment of management, may not be realized. The valuation allowance increased by $81.0 million in 2023 with no release related to prior year except for expired NOL. The change in valuation allowance from 2022 was related to US operations. In 2022, the

Company recorded valuation allowances primarily on the Swiss operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The valuation allowance increased by $8.6 million in 2022 with no release related to prior year except for expired NOL. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate significant future taxable income prior to the expiration of R&D credit carryforwards in 2043.

At December 31, 2023, the Company has R&D credit for federal and state income tax purposes of $28.0 million which are available to offset partial future federal taxable income, if any, through 2043. The Company has not recognized the entire R&D carryforward due to the reasons stated above.

At December 31, 2023, the Company has Swiss Net Operating Loss Carryforwards of $1,059 million, with expiration dates ranging from 2024 to 2030. The Company has not recognized as deferred tax assets due to the reasons stated above.

Uncertain Tax Position

The Company recorded uncertain tax positions without interest and penalties of $6.6 million and $5.2 million as of December 31, 2023 and 2022, respectively. The increase of uncertain tax positions from tax year 2022 is related to current year positions. The uncertain tax position is recorded in the deduction of deferred tax assets.

(in thousands)	December 31, 2023	December 31, 2022
Balance at January 1,	$5,184	$4,425
Increase related to current year tax positions	1,463	783
Lapse of statute of limitations	(30)	(24)
Balance at December 31,	$6,617	$5,184

The Company files income tax returns in Switzerland, United States, and United Kingdom. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2023:

Tax Year
United States - Federal	2020-2023
United States - States	2019-2023
Switzerland	2017-2023
9.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued R&D costs	$24,902	$35,627
Accrued payroll and benefits	12,693	16,306
Other	13,039	16,558
	$50,634	$68,491

10.Senior secured term loan facility and warrants
On August 15, 2022, the Company, ADCT UK and ADCT America entered into the Loan Agreement, pursuant to which the Company may borrow up to $175.0 million principal amount of secured term loans, including (i) a First Tranche and (ii) Future Tranches. On August 15, 2022, the Company drew down $120.0 million principal amount of term loans under the Loan Agreement. The secured term loans are scheduled to mature on August 15, 2029 and accrue interest at an annual rate of secured overnight financing rate (SOFR) plus 7.50% per annum (with respect to SOFR loans) or a base rate plus 6.50% per annum (with respect to alternative base rate ("ABR") loans) for the first five years of the term loans, and thereafter, at an annual rate of SOFR plus 9.25% (with respect to SOFR loans) or a base rate plus 8.25% (with respect to ABR loans), in each case subject to a 1.00% per annum SOFR floor. The secured term loans require the payment of interest only through June 30, 2026 and quarterly payments of principal, interest and exit fees thereafter until the maturity date of August 15, 2029. The Company has the option to elect for the loans to be either a SOFR loan or ABR loan and has elected the First Tranche of the secured term loan to be a SOFR loan. Interest is paid on the last business day of each quarter.

The Company is obligated to pay certain exit fees upon certain prepayments and repayments of the principal amount of the term loans in an amount ranging from zero to 4.0% of the amount of the loan so paid. In addition, the Company has the right to prepay the term loans at any time subject to certain prepayment premiums applicable until August 15, 2026. The Loan Agreement also contains certain prepayment provisions, including mandatory prepayments from the proceeds from certain asset sales, casualty events and from issuances or incurrences of debt, which may also be subject to prepayment premiums if made on or prior to August 15, 2026. The obligations under the Loan Agreement are secured by substantially all of the Company's assets and those of certain of the Company's subsidiaries and are guaranteed initially by the Company's subsidiaries in the US and the UK. The Loan Agreement contains customary covenants, including a covenant to maintain a balance at the end of each quarter of at least $60.0 million in cash and cash equivalents plus an amount equal to any accounts payable that remain unpaid more than ninety days after the original invoice therefore, and negative covenants including limitations on indebtedness, liens, fundamental changes, asset sales, investments, dividends and other restricted payments and other matters customarily restricted in such agreements. In addition, the Loan Agreement contains a revenue covenant that, so long as the Company’s 30-day average market capitalization is less than $650 million, requires the Company achieve minimum levels of ZYNLONTA net sales in the United States, tested on a quarterly basis, which is subject to a customary cure right in favor of the Company that may be exercised by making certain prepayments and that, subject to certain limitations, may be exercised up to three times during the term of the Loan Agreement. The Loan Agreement also contains customary events of default, after which the term loan may become due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults (including creation of any liens other than those that are expressly permitted), bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the Company and its subsidiaries and change in control.

On August 15, 2022, the Company also issued to the lenders under the Loan Agreement warrants to purchase an aggregate of 527,295 common shares, which warrants have an exercise price of $8.30 per share. Each warrant is exercisable, on a cash or a cashless basis, at the option of the holder at any time on or prior to August 15, 2032. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. On August 15, 2022, the Company also entered into the Share Purchase Agreement with the lenders under the Loan Agreement to purchase 733,568 common shares of the Company.

Accounting for First Tranche of senior secured term loans and warrants

The Company has accounted for the First Tranche of the senior secured term loans, the warrants and the common shares described above each as freestanding financial instruments.

The warrants are freestanding financial instruments that are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, these warrants are recognized in equity and accounted for as a component of additional paid-in capital at the time of issuance. The proceeds allocated to the warrants were based on the relative fair value method. The Company used a third party valuation firm to assist in calculating the fair value of the warrants, using the Black-Scholes option-pricing model. Key inputs for the valuation of the warrants as of August 15, 2022 were as follows:

As of
August 15, 2022
Exercise price in $	8.30
Share price in $	10.33
Risk-free interest rate	2.9%
Expected volatility	87%
Expected term (months)	60 months
Dividend yield	—
Black-Scholes value in $	7.51

The proceeds received have been allocated to the loan, the warrants and the common shares based on the relative fair value method, resulting in a discount on the loan. The loan was recorded at $116.0 million on August 15, 2022. The loan is subsequently measured at its amortized cost. See further illustration of the allocation of proceeds in the table below:

(in thousands)	Common shares	Warrants	Loan	Total
Proceeds received	$6,250	$—	$120,000	$126,250
Allocation of proceeds	$6,250	$3,957	$116,043	$126,250

Transaction costs have been allocated to the loan, the warrants and the common shares based on the relative fair value method. Transaction costs associated to the warrants and common shares have been deducted from the respective instrument in equity, while transaction costs associated to the loan have been deducted from the loan and amortized using the effective interest method over the expected life of the loan. See further illustration of the allocation of transaction costs in table below:

(in thousands)	Common shares	Warrants	Loan	Total
Allocation of proceeds	$6,250	$3,957	$116,043	$126,250
Transaction costs	$(120)	$(244)	(7,187)	$(7,551)
			$108,856

As illustrated in the table above, the transaction costs of the loan (net of the transaction costs allocated to the warrant and common shares) were deducted from the loan to determine the carrying value as of August 15, 2022. The implied EIR that would be needed to increase the book value of the loan to cover all future expected outflows, taking into account the deduction of transaction costs from the initial loan balance, and based on a 360-day year for a SOFR loan, was computed at inception at 14.99%. Given the interest rate in the senior secured term loans is variable and dependent upon market factors, the Company will update the EIR at the end of each reporting period for changes in the rate. For the years ended December 31, 2023 and December 31, 2022, the Company recorded interest expense on the senior secured term loan in the amount of $18,398 and $5,845, respectively, which was recorded in interest expense in the consolidated statement of operations. The EIR at December 31, 2023 was 16.84%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the years ended December 31, 2023 and December 31, 2022:

	Year ended December 31,
	2023	2022
Contractual interest expense	$15,382	$4,987
Amortization of debt discount	3,016	858
Total	$18,398	$5,845
The amount at which the senior secured term loan is presented as a liability in the consolidated balance sheet represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $112.7 million and $109.7 million as of December 31, 2023 and 2022, respectively.

Accounting for the Future Tranches

The Company has no obligation to draw down the Future Tranches of the senior secured term loans. Therefore, the Company will account for the Future Tranches when drawn upon as a liability and subsequently measure the liability at amortized cost. Transaction costs associated with the Future Tranches will be deducted from the loan.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2024	$—
2025	—
2026	3,090
2027	9,330
2028	12,480
Thereafter	99,840
Total	$124,740

11.Convertible loans

On April 24, 2020, the Company entered into a $115 million Facility Agreement with Deerfield, pursuant to which Deerfield extended a tranche of $65 million of convertible loans on May 19, 2020 upon completion of the Company’s initial public offering (the “Deerfield First Tranche”) and a tranche of $50 million of convertible loans on May 17, 2021 after the receipt of regulatory approval for ZYNLONTA (the “Deerfield Second Tranche”). The convertible loans required quarterly interest payments at a fixed rate of 5.95% per annum beginning on July 1, 2020 and mature on the fifth anniversary of the date of the Deerfield First Tranche issuance.

The principal amount of the Deerfield First Tranche was convertible into a number of common shares of the Company determined by dividing the principal amount being converted by the conversion price equal to 130% of the IPO Price. The principal amount of the Deerfield Second Tranche was convertible into a number of common shares of the Company determined by dividing the principal amount being converted by the conversion price equal to the lessor of (i) 150% of the IPO Price), and (ii) 120% of the arithmetic average of the Volume Weighted Average Price of the common shares on each of the fifteen consecutive trading days immediately prior to the Deerfield Second Tranche disbursement date.

Upon conversion at the option of the holder, the Company was required to pay the holder shares of the Company’s common stock. If the Company undergoes a takeout major transaction (as defined in the Facility agreement governing the convertible loans), the holders may elect to convert the outstanding principal into the amount of cash and other assets and the number of securities or other property of the successor entity or other entity that the holder would have received had such holder converted into the number of common shares equal had the outstanding principal been otherwise converted, plus a of make-whole amount determined as the number of common shares per $1,000 principal amount based on the Company’s common share price as of the effective date of the takeout major transaction (the “number of make-whole shares”). If the Company undergoes a company share major transaction (as defined in the Facility agreement governing the convertible loans), the holders may elect to convert the outstanding principal into common shares of the Company, plus a number of make-whole shares.

On August 15, 2022, pursuant to an exchange agreement with Deerfield (the “Exchange Agreement”), Deerfield exchanged $115.0 million aggregate principal amount of the Company's senior secured convertible notes for warrants to purchase an aggregate of 4,412,840 common shares, an aggregate of 2,390,297 common shares and cash equal to $117.3 million.

Prior to the exchange, each tranche of the convertible loans was accounted for as a loan and an embedded conversion option derivative. Expenses and fees payable upon the issuance of the first and second tranches of convertible loans are allocated pro rata to the two components. The issuance costs related to the loans are amortized to interest expense over the contractual term at an effective interest rate of 23% and 7%, respectively. The following table summarizes the interest expense recorded on the convertible loans for the year ended December 31, 2022:

	Year ended December 31, 2022
(in thousands)	Tranche 1	Tranche 2
Contractual interest expense	$2,444	$1,880
Amortization of debt discount	3,220	140
Total	$5,664	$2,020

As a result of the Exchange Agreement on August 15, 2022 that is not pursuant to the terms of the Facility agreement, the Company determined the convertible loans are subject to extinguishment accounting under ASC 405, Liabilities (“ASC 405”) and recognized a loss on debt extinguishment of $42.1 million, which primarily consists of the difference between the fair value of the consideration transferred and the carrying value of the convertible loans, the fair value of the embedded conversion option derivative, exit fee, as well as the unpaid interest payments through the maturity date. Any transaction costs related to the exchange are included as part of the calculation of the loss on debt extinguishment.

Embedded conversion option derivatives

Prior to the exchange, the Company accounted for each tranche of the convertible loans as a loan and embedded conversion option derivative. The embedded conversion option derivative was initially measured at fair value and was subsequently marked-to-market at each reporting date up until the exchange occurred. The loan’s initial fair value was the residual amount of the consideration received, net of attributable costs, after separating out the fair value of the embedded conversion option derivative. The loan was subsequently measured at its amortized cost at the end of each reporting period and presented as a financial liability in the consolidated balance sheet up until the exchange occurred.
The table below provides a rollforward of the Company’s embedded derivative during the year ended December 31, 2022:

(in thousands)
January 1, 2022	$37,947
Fair value adjustments(1)	(25,650)
Issuance of warrants, Deerfield Exchange Agreement	(12,297)
December 31, 2023	$—

(1) The fair value income recognized during the year ended December 31, 2022 represents the change in fair value up until the point of exchange on August 15, 2022.

The decreases in fair values of the embedded derivatives are primarily due to decreases in the fair value of the underlying shares during the respective periods. These amounts were charged directly to the consolidated statements of operations. See note 18, “Other income (expense)” for further information.

The Company used a third party valuation firm to assist in calculating the fair value of the Deerfield First Tranche and Deerfield Second Tranche of the embedded conversion option derivatives, which is based on the mean of values derived from application of the Hull and Goldman Sachs convertible bond pricing models. Key inputs for the valuations as of August 15, 2022 were as follows:

Deerfield First Tranche

As of
August 15, 2022
Exercise price at 130% of the IPO price of 19.00, in $	24.70
Forced conversion price, in $	67.93
Share price in $	10.33
Risk-free interest rate	3.2%
Expected volatility	85%
Expected term (months)	32.5 months
Dividend yield	—
Recovery rate	5%
Implied bond yield	12.0%

Deerfield Second Tranche

As of
August 15, 2022
Exercise price in $	28.07
Forced conversion price, in $	77.19
Share price in $	10.33
Risk-free interest rate	3.2%
Expected volatility	85%
Expected term (months)	32.5 months
Dividend yield	—
Recovery rate	5%
Implied bond yield	12.0%

12.Deerfield warrants
Pursuant to the Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to purchase an aggregate of 4,412,840 common shares. The warrants consist of warrants to purchase an aggregate of 2,631,578 common shares at an exercise price of $24.70 per share and warrants to purchase an aggregate of 1,781,262 common shares at an exercise price of $28.07 per share. Each warrant is exercisable, on a cash or a cashless basis, at the option of the holder, at any time on or prior to May 19, 2025. The warrants contain customary anti-dilution adjustments and entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. Each holder also may require the Company to repurchase the warrants for their Black Scholes-based fair value in connection with certain transformative transactions or change of control of the Company that occur prior to their expiration.

These warrants have been recognized as a warrant obligation and presented in the consolidated balance sheet as a liability given the warrants may be settled through a cash or cashless exercise by the warrant holder. The liability was initially measured at fair value and was determined to approximate the fair value of the existing embedded conversion option features immediately prior to the consummation of the Exchange Agreement as the terms of the warrants are reflective of the terms of the embedded conversion option features of the Deerfield Facility Agreement prior to the Exchange Agreement. As such, the warrant obligation was recorded at an initial fair value of $12,297 on August 15, 2022. Subsequent to issuance, the warrant obligation is remeasured to fair value at the end of each reporting period. Changes in the fair value (gains or losses) of the warrant obligation at the end of each period are recorded in the consolidated statement of operations.

During the year ended December 31, 2023 and December 31, 2022, the Company recognized income of $497 and $11,504, respectively, as a result of changes in the fair value of the warrant obligation. The fair value of the warrant obligation as of December 31, 2023 and December 31, 2022 was $296 and $793, respectively. The decreases in fair value of the warrant obligation from December 31, 2022 to December 31, 2023 and from August 15, 2022 to December 31, 2022 was primarily due to the decrease in the fair value of the underlying shares during those respective periods. These amounts were recorded to Other, net in the consolidated statement of operations. See note 18, "Other income (expense)" for further information.

The Company used a third party valuation firm to assist in calculating the fair value of the Deerfield warrant obligation, using the Black-Scholes option-pricing model. Key inputs for the valuation of the warrant obligation as of December 31, 2023 and December 31, 2022 were as follows:

	As of	As of
	December 31, 2023	December 31, 2022
Exercise price in $	24.70 and 28.07	24.70 and 28.07
Share price in $	1.66	3.84
Risk-free interest rate	4.6%	4.3%
Expected volatility	116%	70%
Expected term (months)	16.7 months	28.7 months
Dividend yield	—	—
Black-Scholes value in $	0.07 and 0.06	0.20 and 0.16

13.Deferred royalty obligation
On August 25, 2021, the Company entered into a royalty purchase agreement with certain entities managed by HCR for up to $325.0 million. Under the terms of the agreement, the Company received gross proceeds of $225.0 million upon closing (the “First Investment Amount”) and received an additional $75.0 million during the year ended December 31, 2023 upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country (the “Second Investment Amount”) and together with the First Investment Amount, the “Investment Amount”). Under the agreement, the Company is obligated to pay to HCR (i) a 7% royalty on the worldwide (excluding China, Hong Kong, Macau, Taiwan, Singapore and South Korea) net sales of ZYNLONTA and any product that contains ZYNLONTA and on any upfront or milestone payments the Company receives from licenses that it grants to commercialize ZYNLONTA or any product that contains ZYNLONTA in any region other than China, Hong Kong, Macau, Taiwan, Singapore and South Korea, (ii) a 7% royalty on the worldwide net sales of Cami and any product that contains Cami and on any upfront or milestone payments the Company receives from licenses that it grants to commercialize Cami or any product that contains Cami in the United States and Europe, and (iii) outside the United States and Europe, a 7% share of any upfront or milestone payments derived from licenses that the Company grants to commercialize Cami or any product that contains Cami and, in lieu of the royalty on net sales under such licenses, a mid-teen percentage share of the net royalty the Company receives from such licenses. These royalty rates are subject to potential upward adjustment, up to a maximum of 10%, based on performance tests in 2026 and 2027. The 7% royalty rates described above are subject to adjustment to a potential high-single-digit percentage royalty rate after September 30, 2026 and/or a 10% royalty rate after September 30, 2027, if the aggregate net sales and license revenue subject to royalty obligations in the preceding twelve months do not exceed certain mid-nine-digit milestones by such dates. The Company’s aggregate royalty obligations are capped at 2.50 times the amount paid by HCR under the agreement ($750.0 million and $562.5 million as of December 31, 2023 and December 31, 2022, respectively), or at 2.25 times the amount paid by HCR under the agreement ($675.0 million and 506.3 million as of December 31, 2023 and December 31, 2022, respectively) if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029 (the “Royalty Cap”). Once the Royalty Cap is reached, the royalty purchase agreement will terminate.
Upon the occurrence of a change in control event, the Company is obligated to pay HCR an amount equal to the Royalty Cap, less any amounts the Company previously paid to HCR. If the change in control event occurs prior to the 36-month anniversary of the closing of the royalty purchase agreement, the Company is obligated to pay HCR an amount equal to 2.0 times the amount paid by HCR, less any amounts the Company previously paid to HCR pursuant to the agreement ($580.1 million and $600.0 million as of December 31, 2023 and $438.8 million and $450.0 million as of December 31, 2022). In addition, the Company retains the right, at any time after the 27-month anniversary of the closing of the royalty purchase agreement, to terminate the remaining royalty obligations under the agreement by paying HCR an amount equal to the Royalty Cap, less any amounts the Company previously paid to HCR pursuant to the agreement (such amount, the “Buyout Amount”), provided that HCR may instead elect to receive 50% of the Buyout Amount and continue to receive 50% of the royalty payments under the agreement but with the Royalty Cap reduced to reflect the Company’s payment of 50% of the Buyout Amount. During the year ended December 31, 2021, the Company received gross proceeds of $225.0 million before deducting transaction costs of $7.0 million, all of which were paid during 2021, which resulted in net proceeds of $218.0 million. During the year ended December 31, 2023 the Company received an additional $75.0 million upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country, which resulted in net proceeds of $73.1 million, net of transaction costs of $1.9 million.
The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Liability balance at January 1, 2022	$225,477
Less: royalty payments	10,998
Plus: interest expense	23,200
Plus: cumulative catch-up adjustment, Other, net	15,402
Liability balance at December 31, 2022	222,277
Plus: Additional proceeds from the sale of future royalties	75,000
Less: Transaction costs	1,898
Less: royalty payments	8,709
Plus: interest expense	27,915
Less: cumulative catch-up adjustment, Other, net	4,972
Liability balance at December 31, 2023	$309,613

The Company evaluated the terms of the royalty purchase agreement and concluded that the features of the investment amount are similar to those of a debt instrument. Accordingly, the Company recorded a liability relating to the initial gross proceeds received as debt less transaction costs in August 2021, and increased the liability in June 2023 for the eligible amount received as debt upon the first commercial sale of ZYNLONTA in the United Kingdom or any

European Union country less transaction costs. The Company accounts for the value of the debt at amortized cost. The amounts received by the Company will be accreted to the total estimated amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which will be recognized as interest expense recorded in Interest expense within the Company’s consolidated statement of operation. The carrying value of the debt will decrease for royalty payments made to HCR based on actual net sales and licensing revenue. The Company must periodically assess the expected payments to HCR based on its underlying revenue projections and to the extent the amount or timing of such payments is materially different than its initial estimates will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in earnings as an adjustment to Other, net in the period in which the change in estimate occurred. The debt is classified as short-term and long-term which are recorded within Other current liabilities and Deferred royalty obligation, long-term, respectively, within the Company’s consolidated balance sheet.

To determine the accretion of the liability related to the deferred royalty obligation, the Company is required to estimate the total amount of future royalty payments and estimated timing of such payment to HCR based on the Company's revenue projections. Management uses a third party valuation firm to assist in determining the total amount of future royalty payments and estimated timing of such payment to HCR using an option pricing Monte Carlo simulation model. The amount ultimately received by the Company is accreted to the total amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which is recorded as interest expense over the life of the royalty purchase agreement. The initial estimate of this total interest expense resulted in an EIR of 10%. As royalty payments are made to HCR, the balance of the debt obligation is effectively repaid over the life of the royalty purchase agreement. During the year ended December 31, 2023 and December 31, 2022, the Company made royalty payments to HCR of $8,709 and $10,998, respectively.
The exact amount and timing of repayment is likely to be different each reporting period as compared to those estimated based on the Company's revenue projections. A significant increase or decrease in actual net sales of ZYNLONTA compared to the Company’s revenue projections, and regulatory approval and commercialization of Cami, as well as ZYNLONTA in other indications as well as licensing revenue could change the royalty rate and royalty cap due to HCR, which could materially impact the debt obligation as well as interest expense associated with the royalty purchase agreement. Also, the Company’s total obligation to HCR can vary depending on the achievement of the sales milestones as well as the timing of a change in control event. At each reporting period, Management will assess the expected payments to HCR based on its underlying revenue projections and to the extent the amount or timing of such payments is materially different than its initial estimates it will record a cumulative catch-up adjustment.
The Company recorded a total cumulative catch-up adjustment of $4,972 and $15,402 recorded in Other, net for the years ended December 31, 2023 and 2022, respectively. The total cumulative catch-up adjustments were based on revised revenue forecasts used in the valuation models, which revisions were primarily attributable to updates made for the Company’s long range plans, including updated development plans, actual revenue results and the transaction costs related to the eligible amount received in June 2023. Under the cumulative catch-up method, the EIR is not revised when actual or estimated net sales differ from those estimated as of the inception of the debt obligation. Instead, the carrying amount of the debt obligation is adjusted to an amount equal to the present value of the estimated remaining future payments, discounted by using the original EIR, 10%, as of the date on which the estimate changes.
14.Pension and post-retirement benefit obligations
Defined contribution plans

For U.S. employees the Company maintains a defined contribution plan under section 401(k) of the Internal Revenue Code, whereby the Company provides a matching contribution of each employee’s eligible compensation. Total Company matching contributions to this plan were $2.8 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.

Employees of the UK subsidiary are covered by local defined contribution plans. Pension costs for these plans are charged to the consolidated statement of operation when incurred and were $280 and $328 for the years ended December 31, 2023 and 2022, respectively.

Defined benefit pension plan
The pension plan for Swiss employees is a defined benefit pension plan. The Company contracted with the Swiss Life Collective BVG Foundation based in Zurich for the provision of occupational benefits. All benefits in accordance with the regulations are reinsured in their entirety with Swiss Life SA within the framework of the corresponding contract. This pension solution fully reinsures the risks of disability, death and longevity with Swiss Life. Swiss Life invests the vested pension capital and provides a 100% capital and interest guarantee. The pension plan is entitled to an annual bonus from Swiss Life comprising the effective savings, risk and cost results.
Although, as is the case with many Swiss pension plans, the amount of ultimate pension benefit is not defined, certain legal obligations of the plan create constructive obligations on the employer to pay further contributions to fund an eventual deficit; this results in the plan nevertheless being accounted for as a defined benefit plan.
In 2023, the guaranteed interest to be credited to employees' savings was 1% for mandatory retirement savings and 0.25% for supplementary retirement savings. The rate for converting mandatory savings to an annuity at age 65 for male employees and age 64 for female employees will decrease from 6.2% in 2023 to 5.9% in 2024 and 5.65% in 2025 (5.68% for female). The rate for converting supplementary savings to an annuity was 4.4855% in 2023 and will remain at 4.4855% starting in 2024 for male and was 4.5411% in 2023 and will remain at 4.5411% in 2024 for female employees.
The Swiss defined benefit plan scheme is valued by third-party actuaries every year using the projected unit credit method. The latest actuarial valuation was carried out as at December 31, 2023.

The movements in the projected benefit obligation and plan assets for the years ended December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Projected benefit obligation:
January 1,	$(12,685)	$(15,279)
Current service cost	(736)	(1,234)
Interest cost	(254)	(53)
Actuarial losses (gains)	(1,445)	3,947
Benefit payments	99	(7)
Employer contributions	(421)	(466)
Settlement and curtailment	5,482	—
Plan amendment	33	179
Currency exchange difference	(1,174)	228
December 31,	$(11,101)	$(12,685)

Fair value of plan assets:
January 1,	$12,640	$11,267
Actual return on plan assets	58	111
Employer contributions	700	968
Employee contributions	421	466
Benefit payments	(100)	6
Settlement	(5,201)	—
Currency exchange difference	1,391	(178)
December 31,	$9,909	$12,640

Defined benefit pension liability	$(1,192)	$(45)

The defined benefit pension liability is recorded in Other long-term liabilities on the Company’s consolidated balance sheet. The present value of the defined benefit obligation related to 24 active employees based in Switzerland (2022: 30 active employees).

The net periodic benefit cost for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	2023	2022
Net periodic benefit cost:
Service cost	$(736)	$(1,234)
Interest cost	(254)	(53)
Expected return on plan assets	298	166
Amortization of prior service cost	160	133
Amortization of actuarial losses	—	(179)
Amortization due to settlement and benefit payments	79	—
Amortization of prior service cost due to reduction in service years	244	—
Net periodic benefit cost	$(209)	$(1,167)

The components of net periodic benefit cost are included in operating expense on the consolidated statement of operation.
The principal actuarial assumptions used for accounting purposes are as follows for all periods presented:

	2023	2022
Discount rate	1.45%	2.30%
Interest credited on savings accounts	1.45%	2.30%
Future salary increases	1.50%	1.50%
Future pension increases	0.00%	0.00%
Expected rate of return	2.56%	2.56%
Expected employer contributions to the defined benefit plan for the year ending December 31, 2024 amount to $701.
The weighted average duration of the defined benefit obligation is 18.0 years (2022: 16.9 years).

Estimated benefit payments for the next ten years are as follows:

(in thousands)
2024	$379
2025	386
2026	397
2027	431
2028	462
2029-2033	2,822
Total expected benefit payments	$4,877
Plan assets

The assets are invested by the pension plan, to which many companies contribute, in a diversified portfolio that respects the requirements of the Swiss BVG. Therefore, disaggregation of the pension assets and presentation of plan assets in classes that distinguish the nature and risks of those assets is not possible. The Company’s pension plan benefits from the economies of scale and diversification of risk available through the affiliations.

Comprehensive (loss) income
The movements in “Other comprehensive (loss) income” are as follows:

(in thousands)	2023	2022
January 1,	$2,179	$(1,937)
Net losses (gains)	(1,483)	4,070
Prior service (cost) credit	(371)	46
Remeasurement	(1,854)	4,116
December 31,	$325	$2,179
Prior service cost for the years ended December 31, 2023 and 2022 includes a credit of $33 and $179, respectively, related to plan amendments.

15.Commitments and contingencies

Manufacturing Commitments

As of December 31, 2023, the Company has non-cancelable obligations under third party manufacturing agreements related to the supply of ZYNLONTA and the Company’s product candidates totaling $5.0 million, which will be paid in 2024.
Contingent liabilities

From time to time, we may be involved in various legal matters generally incidental to our business. Although the results of litigation and claims cannot be predicted with certainty, after discussion with legal counsel, we are not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on our consolidated financial condition, liquidity, or results of operations.
16.Shareholders’ equity
Capital Range

The Board of Directors is authorized to increase or decrease the share capital at any time until June 14, 2028, by a maximum amount of CHF 10,685,034 (upper limit) and 7,123,356 (lower limit), by, among other things, issuing or cancelling a maximum of 44,520,973 common shares, fully paid up, with a par value of CHF 0.08 each. An increase of the share capital in partial amounts is permissible.
Conditional Share Capital

Conditional Share Capital for Financing Acquisitions and Other Purposes

The Company’s nominal share capital may be increased, including to prevent takeovers and changes in control, by a maximum aggregate amount of CHF 1,432,776 through the issuance of not more than 17,909,703 common shares, which would have to be fully paid-in, each with a par value of CHF 0.08 per share, by the exercise of option and conversion rights granted in connection with warrants, convertible bonds or similar instruments of the Company or one of its subsidiaries. Shareholders will not have pre-emptive subscription rights in such circumstances, but may have advance subscription rights to subscribe for such warrants, convertible bonds or similar instruments. The holders of warrants, convertible bonds or similar instruments are entitled to the new shares upon the occurrence of the applicable conversion feature.

Conditional Share Capital for Equity Incentive Plans

The Company’s nominal share capital may, to the exclusion of the pre-emptive subscription rights and advance subscription rights of shareholders, be increased by a maximum aggregate amount of CHF 936,000 through the issuance of not more than 11,700,000 common shares, which would have to be fully paid-in, each with a par value of

CHF 0.08 per share, by the exercise of options, other rights to receive shares or conversion rights that have been granted to employees, members of the board of directors, contractors or consultants of the Company or of one of its subsidiaries or other persons providing services to the Company or to a subsidiary through one or more equity incentive plans created by the board of directors.

Share Subscription Agreement
On September 5, 2022, the Company issued 3,123,865 common shares to ADCT America pursuant to a share subscription agreement (“Share Subscription Agreement”) and immediately repurchased these shares as treasury shares at par value. During the fourth quarter of 2022, the Company issued 7,648,081 common shares to ADCT America pursuant to a subscription agreement and immediately repurchased these shares as treasury shares at par value to be used in connection with the ATM Facility and Share Purchase Agreement discussed further below.

ATM Facility

On June 4, 2021, the Company entered into an open market sale agreement with Jefferies LLC, to sell its common shares from time to time through an “at the market” offering program (the “ATM Facility”). The ATM Facility provided the opportunity to sell its common shares with an aggregate offering price of up to $200.0 million. There have been no shares sold under the ATM Facility and the sales agreement was terminated on December 19, 2023.
Share purchase agreement
On August 15, 2022, the Company entered into a share purchase agreement with the Purchasers, pursuant to which, on September 6, 2022, the Company issued and sold to the purchasers an aggregate of 733,568 common shares at $8.52 per share. The shares were issued from the Company’s treasury shares at par value, which arose from the Share Subscription Agreement. The transaction was recorded as a $6.1 million net increase to share premium for the issuance of the common shares, net of transaction costs accrued and paid, and an increase in cash and cash equivalents.

The Company also recorded a $19.6 million non-cash net increase to share premium for the issuance of the 2,390,297 common shares to Deerfield in connection with the exchange of the senior secured convertible notes. The shares were issued from the Company’s treasury shares at par value, which arose from the Share Subscription Agreement. See note 11, “Convertible loans” for further information on this transaction.
17.Revenue
The table below provides a disaggregation of revenues by type and customer location for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	2023	2022
Types of goods and services
Product revenue, net	$69,060	$74,908
License revenues	—	135,000
Royalties	498	—
Total revenue	$69,558	$209,908

Customer Location
U.S.	$69,060	$74,908
EMEA(1)	498	105,000
Japan	—	30,000
Total revenue	$69,558	$209,908

(1) Europe, the Middle East and Africa

Product revenue, net
The table below provides a rollforward of the Company’s accruals related to the GTN sales adjustments for the years ended December 31, 2023 and December 31, 2022.

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of December 31, 2021	$—	$2,590	$2,590
GTN accruals for current period	—	15,200	15,200
Prior period adjustments	—	(549)	(549)
Credits, payments and reclassifications	—	(13,495)	(13,495)
Balance as of December 31, 2022	$—	$3,746	$3,746
GTN accruals for current period	7,391	17,163	24,554
Prior period adjustments	—	(1,028)	(1,028)
Credits, payments and reclassifications	—	(15,935)	(15,935)
Balance as of December 31, 2023	$7,391	$3,946	$11,337
The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s consolidated balance sheet as of December 31, 2023 and December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
Accounts receivable, net	$2,403	$2,151
Other current and non-current liabilities	8,934	1,595
	$11,337	$3,746

Customers from which we derive more than 10% of our total product revenues are as follows:

	Years ended December 31,
	2023	2022
McKesson	40.0%	41.0%
AmerisourceBergen Corporation	38.0%	34.0%
Cardinal Health	22.0%	25.0%
License revenue

On January 18, 2022, the Company entered into an exclusive license agreement with MTPC for the development and commercialization of ZYNLONTA for all hematologic and solid tumor indications in Japan. Under the terms of the agreement, the Company received an upfront payment of $30 million and may receive up to an additional $205 million in milestones if certain development and commercial events are achieved. The Company will also be entitled to receive royalties ranging in percentage from the high teens to the low twenties based on net sales of ZYNLONTA in Japan. MTPC will conduct clinical studies of ZYNLONTA in Japan and will have the right to participate in any global clinical studies by bearing a portion of the study costs. In addition, the Company will supply ZYNLONTA to MTPC for its drug development and commercialization under a supply agreement.

On July 8, 2022, the Company entered into exclusive license agreement with Sobi for the development and commercialization of ZYNLONTA for all hematologic and solid tumor indications outside of the U.S., greater China, Singapore and Japan. Under the terms of the agreement, the Company received an upfront payment of $55.0 million and is eligible to receive up to $382.5 million in regulatory and net sales-based milestones, of which $50.0 million in license revenue was recognized in December 2022 upon approval of the Marketing Authorisation Application by the European Commission for ZYNLONTA in third-line DLBCL and received in the first quarter of 2023.

The Company will also receive royalties ranging in percentage from the mid-teens to the mid-twenties based on net sales of the product in Sobi’s licensed territories, subject to certain adjustments. The Company recognized $498 of revenue attributable to royalties in the Sobi licensed territories during the year ended December 31, 2023.

Each agreement includes a license and a performance obligation to supply products. The license and supply obligations are accounted for as separate performance obligations as they are considered distinct because partners can benefit from the licenses on their own or together with other resources that are readily available, and the licenses are separately identifiable from other goods or services in the contracts.

The up-front license fees for both MTPC and Sobi are recognized immediately at the time of license execution, as MTPC and Sobi can use and benefit from the IP and the Company has no further performance obligation with respect to the IP upon commencement of the license terms.

Although contingent development milestone amounts are assessed each period for the likelihood of achievement, they are typically constrained and recognized when the uncertainty is subsequently resolved for the full amount of the milestone and will be classified as license revenue. Sales milestones and royalties are recognized when the subsequent sales occur and classified as license revenues and royalties.
18.Other income (expense)

Interest Income
Interest income includes interest received from banks on our cash balances. Interest income was $10.5 million and $2.6 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Interest Expense

The components of Interest expense for the years ended December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	2023	2022
Deferred royalty obligation interest expense	$27,915	$23,200
Effective interest expense on senior secured term loan facility	18,398	5,845
Effective interest expense on convertible loans	—	7,684
Other interest expense	12	2
Interest expense	$46,325	$36,731

Loss on debt extinguishment

As a result of the Exchange Agreement, the Company recognized a loss on extinguishment of $42.1 million for the year ended December 31, 2022, which primarily consists of the difference between the fair value of the consideration transferred and the carrying value of the convertible loans, exit fee, as well as the unpaid interest payments through the maturity date. Any transaction costs related to the exchange are included as part of the calculation of the loss on extinguishment.

Other, net

The components of other, net for the years ended December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	2023	2022
Convertible loans, derivatives, change in fair value income	$—	$25,650
Deerfield warrant obligation, change in fair value income	497	11,504
Cumulative catch-up adjustment, deferred royalty obligation	4,972	15,402
Exchange differences loss	(52)	(109)
R&D tax credit	935	357
Other, net	$6,352	$52,804

Convertible loans, derivatives, change in fair value income
On May 19, 2020, we received the first tranche of convertible loans in the amount of $65.0 million upon the completion of the IPO. On May 17, 2021, we drew down the second tranche of convertible loans in the amount of $50.0 million upon the receipt of FDA approval of ZYNLONTA.
On August 15, 2022, pursuant to the Exchange Agreement with Deerfield, Deerfield exchanged $115.0 million aggregate principal amount of the Company’s senior secured convertible notes for warrants to purchase an aggregate 4,412,840 common shares, an aggregate of 2,390,297 common shares and cash equal to $117.3 million. Prior to the exchange, each tranche of the convertible loans is accounted for as a loan and an embedded conversion option derivative. The embedded conversion option derivative required bifurcation and was marked-to-market at the end of each reporting period while the loan was measured at its amortized cost. Changes in the fair value (gains or losses) of the derivative at the end of each period were recorded in the consolidated statement of operations.
Deerfield warrant obligation, change in fair value income
Pursuant to the Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to purchase an aggregate of 4,412,840 common shares. The Deerfield warrant obligation has been recorded at its initial fair value and is remeasured to fair value at each reporting date.
Cumulative catch-up adjustment, deferred royalty obligation
We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation.
19.Share-based compensation

The Company has adopted various share-based compensation incentive plans. Under these plans the Company may at its discretion grant to the plan participants, such as directors, certain employees, and service providers awards in the form of restricted shares and restricted share units (“RSUs”), share options, share appreciation rights, performance awards and other share-based awards. The 2019 Equity Incentive Plan was adopted in November 2019 while the Conditional Share Capital Plan and the Inducement Plan were adopted in December 2023.
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 17,741,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of December 31, 2023, the Company has 3,411,804 common shares available for the future issuance of share-based equity awards. On March 22, 2023, the Company issued its annual equity award, which was approved by the Compensation Committee of the Board of Directors and consisted of 2,026,341 share options and 538,175 RSUs.

As of December 31, 2023 and 2022, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the consolidated balance sheet in respect of the 2019 Equity Incentive Plan was $157,906 and $145,102. An amount of $0 and $1,315 was withheld for tax charges during fiscal years 2023 and 2022, respectively. The amounts of expense for all awards recognized for services received during the years ended December 31, 2023 and December 31, 2022 were $13,123 and $50,439, respectively.

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On December 6, 2023, the Company issued its 2024 annual equity award under the Conditional Share Capital Plan, which was approved by the Compensation Committee of the Board of Directors and by the Board of Directors for the senior management team, consisted of 5,596,166 RSUs. No share options were issued in connection with this award. Accordingly, as of December 31, 2023, the Company has 2,403,834 common shares available for the future issuance of share-based equity awards.
As of December 31, 2023, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the consolidated balance sheet in respect of the Conditional Share Capital Plan was $319. The amounts of expense for all awards recognized for services received during the years ended December 31, 2023 was $319.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 1,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. There have been no awards issued in connection with the Inducement Plan for the year ended December 31, 2023.
Equity Exchange Program

On March 6, 2023, the Company commenced a tender offer with employees to exchange some or all of their eligible stock options based on a pre-determined exchange ratio for new options as detailed in our Schedule TO filed March 6, 2023 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market conditions. The Exchange Offer expired on April 3, 2023 and new options were granted on April 4, 2023. Employees holding stock options to purchase 2.2 million common shares, with exercise prices ranging from $8.12 per share to $48.77 per share, participated in the Exchange Offer, and 0.9 million new options were granted based on the exchange ratios set forth in the Exchange Offer. The new options have an exercise price of $2.06 per share, which is equal to the closing price of the Company’s common shares as reported on the NYSE on April 4, 2023. The new options include additional vesting conditions. Any previously held options that were vested at the time of exchange will fully vest on April 4, 2024. With respect to any options held that were unvested at the time of grant, a portion of the new options will vest on the first anniversary date with additional portions vesting monthly thereafter until the new options are fully vested five years after the original grant date.

Under U.S. GAAP, the incremental compensation expense of a modified award is measured as the excess of the fair value of each award of new options granted to participants in this Exchange Offer, measured as of the date the new options are granted, over the fair value of the eligible options replaced in exchange for the new options, measured immediately prior to the replacement. The Company utilized a binomial valuation model and determined there was no incremental share-based compensation expense associated with the new options granted under this Exchange Offer. The Company will continue to recognize share-based compensation expense equal to the grant date fair value of the exchanged options.

Share Options

Pursuant to the 2019 Equity Incentive Plan, the Company may grant share options to its directors, certain employees and service providers working for the benefit of the Company at the time. The exercise price per share option is set by the Company at the fair market value of the underlying common shares on the date of grant, as determined by the Company, which is generally the closing share price of the Company’s common shares traded on the NYSE. The awards generally vest 25% on the first anniversary of the date of grant, and thereafter evenly on a monthly basis over the subsequent three years. The contractual term of each share option award granted is ten years. Under the grant, the options may be settled only in common shares of the Company. Therefore, the grants of share options under the 2019 Equity Incentive Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s consolidated statement of operation and a corresponding increase to additional paid-in capital within equity on the consolidated balance sheet.
The expense recognized for services received during the years ended December 31, 2023 and December 31, 2022 is $6,530 and $31,849, respectively.
Movements in the number of awards outstanding under the Plans described above and their related weighted average strike prices are as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of January 1, 2022	$27.23	6,640,200	8.70	$—
Granted	9.63	5,754,786
Forfeited	23.27	(1,358,167)
Expired	27.53	(281,325)
Outstanding as of December 31, 2022	18.30	10,755,494	8.46	$—
Granted	2.20	3,900,341
Option Exchange - Granted	2.06	898,585
Forfeited	12.58	(1,668,740)
Option Exchange - Forfeited	22.55	(2,197,458)
Expired	22.09	(943,816)
Outstanding as of December 31, 2023	$11.00	10,744,406	8.14	$—

The options granted during 2023 include the Company’s annual equity award discussed above. The grant-date fair value of the options relating to the annual equity awards as discussed above was $1.41 per share. As of December 31, 2023, 4,132,591 awards are vested and exercisable out of the total outstanding awards of 10,744,406 common shares. As of December 31, 2023, the weighted average strike price and weighted average remaining life for vested and exercisable awards is $21.35 and 7.16 years, respectively. Awards outstanding as of December 31, 2023 have expiration dates through 2033. The weighted average grant date fair value of the awards granted during the year ended December 31, 2023 and 2022 was $1.53 and $6.24, respectively. The aggregate intrinsic value of vested and exercisable options was zero. As of December 31, 2023, the unrecognized compensation cost related to 6,611,815 unvested share options expected to vest was $12.9 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.56.
The fair values of the options granted under the Equity Incentive Plan 2019 were determined on the date of the grant using the Black-Scholes option-pricing model. The Company used a third-party valuation firm to assist in calculating the fair value of the award grants per participant.

The fair values of the options granted during the years ended December 31, 2023 and December 31, 2022 were determined on the date of grant using the following assumptions:

	Year ended December 31, 2023	Year ended December 31, 2022
Share price, in $	0.67-5.45	3.04-19.69
Strike price, in $	0.67-5.45	3.04-19.69
Expected volatility, in %	75-90	70-80
Award life, in years	6.08	6.08-6.08
Expected dividends	—	—
Risk-free interest rate, in %	3.39-4.62	1.46-4.13
The expected volatility was based on the Company’s historical volatility and selected volatility determined by median values observed among other comparable public companies. Beginning in the third quarter of 2023, the Company’s expected volatility is no longer determined by values observed among other comparable companies and is now based on the Company’s historical volatility. The award life for options granted was based on the time interval between the date of grant and the date during the ten-year life after which, when making the grant, the Company expected on average that participants would exercise their options.

The fair value of the new options granted under the Equity Exchange program was estimated at the date of grant using a binomial model with the following assumptions: Share price of $2.06, expected volatility of 77% - 79%, expected risk-free interest rate of 3.29% - 3.31%, expected dividends of 0% and expected term was derived based on the contractual term of the options, the expected exercise behavior and expected post-vesting forfeiture rates. The Company used a third party valuation firm to assist in calculating the fair value of the new award grants per participant.

RSUs
Pursuant to the 2019 Equity Incentive Plan and Conditional Share Capital Plan, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s consolidated statement of operation and a corresponding increase to additional paid-in capital within equity on the consolidated balance sheet. The expense recognized for services received during the years ended December 31, 2023 and December 31, 2022 is $6,593 and $18,590, respectively.

	Number of awards	Weighted average grant date fair value (in $ per share)
January 1, 2022	663,055	$30.95
Granted	2,139,831	9.34
Vested	(995,629)	15.12
Forfeited	(221,380)	20.00
December 31, 2022	1,585,877	13.26
Granted(1)	6,575,846	1.23
Vested	(1,330,081)	10.13
Forfeited	(297,799)	7.96
December 31, 2023	6,533,843	2.03

(1) Includes 5,596,166 RSUs granted December 6, 2023 in connection with the Conditional Share Capital Plan.
The RSUs granted during 2023 include the December 6, 2023 and March 22, 2023 grants as discussed above and had grant date fair values of $1.07 and $1.99, respectively.
The total fair value of RSU awards vested (as measured on the date of vesting) during the years ended December 31, 2023 and December 31, 2022 was $3.1 million and $5.9 million, respectively.
Employee Stock Purchase Plan

In June 2022, the Company adopted the 2022 Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase designated shares of the Company's common shares at a discount, over a series of offering periods through accumulated payroll deductions. The Company offers the ESPP to employees twice a year with each having a six-month offering period. The first offering period is generally from January 1st through June 30th and the second offering period is from July 1st through December 31st. The grant date is the first day of each offering period.
The expense recognized related to the ESPP during the years ended December 31, 2023 and December 31, 2022 is $372 and $198, respectively.
20.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2023	2022
Net loss	$(240,053)	$(157,128)
Weighted average number of shares outstanding	81,712,166	78,152,964
Basic and diluted loss per share	$(2.94)	$(2.01)
For the year ended December 31, 2023 and December 31, 2022, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding and exclude shares to be issued under the Equity Incentive Plan 2019, Conditional Share Capital Plan, the Company’s warrant agreements and 2022 ESPP as the effect of including those shares would be anti-dilutive. See note 10, “Senior secured term loan facility and warrants,” note 12, “Deerfield warrants” and note 19, “Share-based compensation expense,” for further information.
Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	For the Years Ended December 31,
	2023	2022
2019 Equity Incentive Plan - Share Options	10,744,406	10,755,494
2019 Equity Incentive Plan - RSUs	937,677	1,585,877
Conditional Share Capital Plan - RSUs	5,596,166	—
Outstanding warrants	4,940,135	4,940,135
2022 ESPP	229,675	130,348
	22,448,059	17,411,854

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by or under the supervision of the Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP.
As of December 31, 2023, our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has determined that the Company’s internal control over financial reporting as of December 31, 2023 is effective.
Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurances that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers SA, an independent registered public accounting firm. Their report is included on page 79. PricewaterhouseCoopers SA is a member of the Chamber of Public Accountants, Lausanne, Switzerland.
Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the year ended December 31, 2023 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements and Policies
There were no Rule 10b5-1 trading arrangements adopted or terminated by our officers or directors during the three months ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table presents information about our current executive officers and directors. Ages are provided as of the date of this Annual Report.

Name	Position(s)	Age
Executive Officers and Directors
Ameet Mallik	Chief Executive Officer and Director	51
Jose “Pepe” Carmona	Chief Financial Officer	51
Peter Graham	Chief Legal Officer	57
Mohamed Zaki	Chief Medical Officer	59
Non-Executive Directors
Ron Squarer	Chairman of the Board of Directors	57
Robert Azelby	Director	56
Jean-Pierre Bizzari	Director	69
Peter Hug	Director	65
Viviane Monges	Director	60
Thomas Pfisterer	Director	42
Tyrell J. Rivers	Director	51
Victor Sandor	Director	57
Executive Officers
Ameet Mallik has been our Chief Executive Officer since May 2022 and a member of our board of directors since June 2022. From 2005 to April 2021, Mr. Mallik served in various positions at Novartis, including as Executive Vice President and Head, U.S. Oncology from November 2017 to April 2021 and as Senior Vice President, Head of Global Marketing, Value and Access from November 2015 to November 2017. Prior to that, Mr. Mallik held various commercial roles at Sandoz and was a Principal at McKinsey. From May 2021 to January 2022, Mr. Mallik served as the Chief Executive Officer of Rafael Holdings. Mr. Mallik also serves on the board of directors of Atara Biotherapeutics. Mr. Mallik holds an M.B.A. from The Wharton School at the University of Pennsylvania, and an M.S. in Biotechnology and B.S. in Chemical Engineering, both from Northwestern University. We believe that Mr. Mallik’s extensive experience in the biotech and biopharma space and leadership of our company make him a valuable addition to our board of directors.
Jose “Pepe” Carmona has been our Chief Financial Officer since December 2022. From October 2020 to November 2022, Mr. Carmona served as Chief Financial Officer of Rubius Therapeutics. From May 2017 to September 2020, Mr. Carmona served as Chief Financial Officer of Radius Health. Prior to that, Mr. Carmona served as the Chief Financial Officer of Innocoll Holdings and its predecessor entity, Innocoll, and Chief Financial Officer of Alcon Europe, Middle East & Africa, a division of Novartis, and served in numerous financial management positions with increasing responsibility at Novartis. Mr. Carmona holds a B.S. in industrial civil engineering from Universidad Tecnica Federico Santa Maria and an M.B.A. from Columbia Business School.
Peter Graham has been our Chief Legal Officer since November 2022. From 2015 until its sale to Halozyme Therapeutics in 2022, Mr. Graham served as Executive Vice President, General Counsel, Chief Compliance Officer, Human Resources and Secretary of Antares Pharma. Previously, he served as Executive Vice President, General Counsel, Chief Compliance Officer and Global Human Resources at Delcath Systems from 2010 to 2015. Prior to that, Mr. Graham held various senior executive legal and compliance roles at ACIST Medical Systems, E-Z-EM, and AngioDynamics. Mr. Graham received his J.D. from Yeshiva University’s Benjamin N. Cardozo School of Law and his B.A. in Political Science from the University of Wisconsin-Madison.
Mohamed Zaki, M.D., Ph.D., has been our Chief Medical Officer since January 2023. From September 2018 to December 2022, Dr. Zaki served in senior clinical development roles at AbbVie, including as Vice President & Global Head of Oncology Clinical Development and Vice President & Global Head of Hematology Clinical Development. From

February 2010 to September 2018, Dr. Zaki served in various senior clinical development roles at Celgene. Prior to that, Dr. Zaki worked at Sanofi-Aventis and Centocor, a subsidiary of Johnson & Johnson. Dr. Zaki holds an M.D. and an M.S. from Ain Shams University School of Medicine and a Ph.D. jointly from the University of Pennsylvania and Ain Shams University School of Medicine. Dr. Zaki also served on the faculty of both institutions and was a practicing physician earlier in his career.
Non-Executive Directors
Ron Squarer has been the Chairman of our board of directors since April 2020. From 2012 to its acquisition by Pfizer in August 2019, he served as the Chief Executive Officer at Array BioPharma. Previously, Mr. Squarer served in various senior positions at Hospira, which was later acquired by Pfizer, including as Chief Commercial Officer. In addition, Mr. Squarer has held leadership roles at Pfizer (focused on oncology) and at SmithKline Beecham Pharmaceuticals (now GlaxoSmithKline). In addition to our board of directors, Mr. Squarer also serves as a member of the board of directors of Deciphera Pharmaceuticals and Travere Therapeutics. Mr. Squarer holds a B.S. in biochemistry from the University of California, Berkeley, and an M.B.A. from Northwestern University’s Kellogg School of Management. We believe that Mr. Squarer’s extensive experience in the biotech and biopharma space makes him a valuable addition to our board of directors.
Robert Azelby has been a Non-Executive Director of our board of directors since June 2023. From October 2020 to February 2023, he served as President and Chief Executive Officer of Eliem Therapeutics. Prior to that, Mr. Azelby served as the Chief Executive Officer of Alder BioPharmaceuticals from June 2018 until its acquisition by H. Lundbeck in 2019. From November 2015 to May 2018, Mr. Azelby served as Executive Vice President, Chief Commercial Officer of Juno Therapeutics. Prior to that, Mr. Azelby served in various positions at Amgen, including vice president and general manager, oncology, vice president, Amgen oncology sales, vice president, commercial effectiveness unit and general manager of Amgen Netherlands. Mr. Azelby currently serves on the board of directors of Autolus Therapeutics and Cardinal Health. He previously served on the board of directors of Eliem Therapeutics, Alder BioPharmaceuticals, Chinook Therapeutics, Clovis Oncology, Cascadian Therapeutics and Immunomedics. Mr. Azelby holds a B.A. in Economics and Religious Studies from the University of Virginia and an M.B.A. from Harvard Business School. We believe that Mr. Azelby’s extensive experience in the biotech and biopharma space makes him a valuable addition to our board of directors.
Jean-Pierre Bizzari, M.D., has been a Non-Executive Director of our board of directors since June 2022. He is a member of the scientific advisory board of France’s National Cancer Institute and a board member of the European Organisation of Research and Treatment of Cancer. From 2008 to 2015, Dr. Bizzari served as Executive Vice President, Group Head of Clinical Development Oncology at Celgene Corporation. Prior to that, he held various senior clinical development positions at Sanofi S.A., Aventis and Rhône-Poulenc. In addition to our board of directors, Dr. Bizzari also serves as a member of the board of directors of Halozyme Therapeutics., Oxford BioTherapeutics, NETRIS Pharma and APREA Therapeutics. Dr. Bizzari holds an M.D. from Nice Medical School. We believe that Mr. Bizzari’s extensive experience in the biotech and biopharma space makes him a valuable addition to our board of directors.
Peter Hug, Ph.D., has been a Non-Executive Director of our board of directors since June 2019. From 1983 to 2018, Dr. Hug served in various positions at F. Hoffmann-La Roche, including as head of Roche Pharma EEMEA region, head of Roche Pharma Europe region and Executive Vice President of Roche Pharma Partnering. In addition to our board of directors, Dr. Hug also serves as a member of the board of directors of Mundipharma MEA and AC BioScience Ltd. Dr. Hug holds a Ph.D. in economics from the University of Basel. We believe that Mr. Hug’s extensive experience in the biotech and biopharma space makes him a valuable addition to our board of directors.
Viviane Monges has been a Non-Executive Director of our board of directors since June 2021. From 2010 to 2017, she served in various senior financial leadership positions at Nestlé S.A., including as Vice President, Finance and Control from 2015 to 2017. Prior to that, Ms. Monges served as Group Chief Financial Officer of Galderma S.A., Global Chief Financial Officer of the OTC Division of Novartis and Chief Financial Officer of the Global Pharma Business Unit at Wyeth Pharmaceuticals, Inc.. In addition to our board of directors, Ms. Monges serves on the board of directors of Novo Holdings, Pharvaris, EUROAPI and Ferring Pharmaceuticals. She holds a B.A. and an M.B.A. in finance and public administration from the École Supérieure de Commerce de Paris. We believe that Ms. Monges’ extensive experience in the biotech and biopharma space makes her a valuable addition to our board of directors.
Thomas Pfisterer has been a Non-Executive Director of our board of directors since October 2016. Since 2015, Mr. Pfisterer has headed the direct investment activities of the WILD Family Investment Office. From 2011 to 2015, Mr. Pfisterer served as the head of strategic development of WILD Flavors, where he directed the company’s global M&A activities. Previously, Mr. Pfisterer also worked in the investment banking division of Morgan Stanley Bank. In addition to our board of directors, Mr. Pfisterer also serves as a member of the board of directors of Sermonix Pharmaceuticals,

InSphero, Bloom Diagnostics and Imvax. Mr. Pfisterer holds a B.A. in economics and a B.A. in business administration from the University of St. Gallen and an M.Phil. in finance from Cambridge University. We believe that Mr. Pfisterer’s extensive experience with our company makes him a valuable addition to our board of directors.
Tyrell J. Rivers, Ph.D., has been a Non-Executive Director of our board of directors since June 2018. Since 2014, Dr. Rivers has been an Executive Director within AstraZeneca’s Corporate Development Group. From 2009 to 2014, Dr. Rivers was at MedImmune Ventures specializing in biotechnology investing. In addition to our board of directors, Dr. Rivers also serves as a member of the board of directors of Cerapedics, Quell Therapeutics and VaxEquity. Dr. Rivers holds a B.S. in chemical engineering from the Massachusetts Institute of Technology, an M.S. in engineering from the University of Texas at Austin, an M.B.A. from New York University Stern School of Business and a Ph.D. in chemical engineering from the University of Texas at Austin. We believe that Mr. Rivers’ extensive experience in the biotech and biopharma space makes him a valuable addition to our board of directors.
Victor Sandor, M.D. C.M., has been a Non-Executive Director of our board of directors since April 2020. From 2014 to its acquisition by Pfizer in August 2019, he served as the Chief Medical Officer at Array BioPharma. Previously, Dr. Sandor served in various senior positions at Incyte, including as Senior Vice President of Global Clinical Development, at Biogen Idec, including as Vice President and Chief Medical Officer for Oncology, and at AstraZeneca. In addition to our board of directors, Dr. Sandor also serves as a member of the board of directors of Merus, Prelude Therapeutics, Istari Oncology and Kymera Therapeutics. Dr. Sandor holds a M.D. C.M from McGill University and completed a Fellowship in Medical Oncology at the National Cancer Institute in Bethesda Maryland. We believe that Mr. Sandor’s extensive experience in the biotech and biopharma space makes him a valuable addition to our board of directors.
Relationships
There are no family relationships between any of our directors or executive officers.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website adctherapeutics.com. Our board of directors is responsible for overseeing the Code of Conduct and is required to approve any waivers of the Code of Conduct. We intend to disclose any amendment to, and any waiver from, a provision of the Code of Conduct by posting such information on our website adctherapeutics.com. For the year ended December 31, 2023, we did not grant any waivers of the Code of Conduct.
Director Independence
Our board of directors has affirmatively determined that each of Robert Azelby, Jean-Pierre Bizzari, Peter Hug, Viviane Monges, Tyrell J. Rivers and Victor Sandor is an independent director within the meaning of NYSE listing standards.
Committees of the Board of Directors
Our board of directors has established four separate committees: an audit committee, a compensation committee, a nomination and corporate governance committee; and a science and technology committee. Each committee’s charter is available on our website at adctherapeutics.com.
Audit Committee
The audit committee consists of Viviane Monges (chair), Robert Azelby and Tyrell Rivers. Our board of directors has determined that all members of the audit committee are financially literate, that each of Vivian Monges, Robert Azelby and Tyrell Rivers is considered an “audit committee financial expert” as defined by the SEC and that all members of the audit committee satisfy the “independence” requirements set forth in NYSE listing standards and Rule 10A-3 under the Exchange Act. The audit committee is governed by a charter that complies with the NYSE listing standards. The audit committee has the responsibility to, among other things:
•subject to recommendation by the board directors to our shareholders and election by our shareholders as required by the laws of Switzerland, select, appoint, retain, terminate and oversee the work of the independent auditor;
•pre-approve the audit services and non-audit services to be provided by the independent auditor pursuant to pre-approval policies and procedures;

•evaluate the independent auditor’s qualifications, performance and independence, and present its conclusions with respect to the independent auditor to the board of directors;
•at least annually, evaluate the performance, responsibilities, budget and staffing of the internal audit function and review and approve the internal audit plan;
•review and discuss with management and the independent auditor the annual audited consolidated and stand-alone financial statements and unaudited quarterly financial statements;
•review the type and presentation of information included in the earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies;
•in conjunction with the chief executive officer and chief financial officer, review disclosure controls and procedures and internal control over financial reporting;
•review policies and practices with respect to risk assessment and risk management; and
•review any major litigation or investigations against the Company that may have a material impact on the Company’s financial statements.
The audit committee meets as often as it determines is appropriate to carry out its responsibilities, but in any event meets at least four times per year.
Compensation Committee
The compensation committee consists of Peter Hug (chair), Robert Azelby and Victor Sandor. Our board of directors has determined that all members of the compensation committee satisfy the “independence” requirements set forth in NYSE listing standards. The compensation committee is governed by a charter that complies with the NYSE listing standards. The compensation committee has the responsibility to, among other things:
•review and, subject to the shareholder approval, approve, or make recommendations to the independent directors of the board of directors for approval of, the compensation of the executive committee;
•review and make recommendations to the board of directors for approval, subject to the shareholder approval, of the compensation of members of the board of directors;
•identify, review and approve the corporate objectives, performance metrics and target values of the compensation of the extended management team, other than members of the executive committee, and review and approve the recommendation of the chief executive officer regarding the fixed and variable compensation of the members of the management team, other than members of the executive committee;
•review and make recommendations to the board of directors regarding our compensation and benefits policies, strategy and plans;
•administer our compensation and benefits plans; and
•review and assess risks arising from our employee compensation policies and practices.
Nomination and Corporate Governance Committee
The nomination and corporate governance committee consists of Jean-Pierre Bizzari (chair), Peter Hug and Viviane Monges. Our board of directors has determined that all members of the nomination and corporate governance committee satisfy the “independence” requirements set forth in NYSE listing standards. The nomination and corporate governance committee is governed by a charter that complies with the NYSE listing standards. The nomination and corporate governance committee has the responsibility to, among other things:
•oversee searches for and identify qualified individuals for membership on the board of directors;
•recommend to the board of directors criteria for membership on the board of directors and its committees and recommend individuals for membership on the board of directors and its committees;
•oversee self-evaluations of the board of directors and its committees;

•review succession planning for the board of directors and management; and
•oversee compliance with the Business Code of Conduct and Ethics and Corporate Governance Guidelines.
Science and Technology Committee
The science and technology committee, consists of Victor Sandor (Chair), Jean-Pierre Bizzari and Tyrell J. Rivers. The science and technology committee has the responsibility to, among other things:
•review and make recommendations to the board of directors regarding our preclinical and clinical research and development activities, strategies and guidelines;
•provide strategic advice to the board of directors regarding emerging science and technology issues and trends;
•examine periodically our measures to keep the research and development personnel motivated, productive and entrepreneurially oriented;
•ensure that appropriate research and development objectives are in place that are aligned with our overall research and development strategy, and that progress against these objectives is being appropriately assessed; and
•ensure that appropriate market potential assessments are being conducted.
Item 11. Executive Compensation
Executive Compensation
Named Executive Officers
Our named executive officers (“NEOs”), which consist of (i) all individuals serving as our principal executive officer during fiscal year 2023, (ii) two other of our most highly compensated executive officers who were serving as executive officers at December 31, 2023, and (iii) up to two other of our most highly compensation executive officers for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2023, are:
•Ameet Mallik, our Chief Executive Officer;
•Jose “Pepe” Carmona, our Chief Financial Officer; and
•Mohamed Zaki, our Chief Medical Officer.
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(4)	Total
Ameet Mallik	2023	$721,000	$705,065	$1,059,300	$881,250	$367,710	$—	$45,100	$3,779,425
Chief Executive Officer
Jose “Pepe” Carmona	2023	$480,000	$180,000	$374,500	$—	$204,000	$—	$20,857	$1,259,357
Chief Financial Officer
Mohamed Zaki(5)	2023	$647,292	$1,475,000	$288,900	$1,701,000	$276,250	$—	$15,409	$4,403,851
Chief Medical Officer

(1) The amounts disclosed in this column represent the portion of retention bonuses paid in 2023 to Mr. Mallik and Mr. Carmona, 50% of which was paid in December 2023 and 50% of which will be paid in June 2024. Mr. Mallik was also paid a portion of his special first-year bonus originally awarded upon his hire in May 2022 pursuant to his employment agreement as described below. Dr. Zaki was paid the special first-year bonus awarded upon his hire in January 2023 pursuant to his employment agreement as described below.

(2)The amounts reported in this column represent the aggregate grant date fair value of RSUs granted to our NEOs during 2023, as calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSU awards are described in Note 19, “Share-based compensation” to our audited consolidated financial statements.
(3)The amounts reported in this column represent the aggregate grant date fair value of options granted to our NEOs during 2023, as calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the option awards are described in Note 19, “Share-based compensation” to our audited consolidated financial statements.
(4)The amounts in this column represent health insurance benefits, life and disability insurance, 401(k) matching contributions and other wellness benefits. For Mr. Mallik: health insurance, $35,345; 401(k) matching contributions, $7,510; life and disability insurance, $1,645; and other, $600. For Mr. Carmona: 401(k) matching contributions, $19,212; and life and disability insurance, $1,645. For Dr. Zaki: health insurance, $13,764; and life and disability insurance, $1,645.
(5)Dr. Zaki, the Company’s Chief Medical Officer, began employment with the Company on January 3, 2023.

Elements of Compensation
Overview

The following discussion provides an overview of our philosophy and objectives in designing compensation programs as well as the compensation determinations and the rationale for those determinations relating to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and our other executive officers during the year, to whom we refer to collectively as our named executive officers (“NEOs”). Our NEOs for 2023 were:

•Mr. Ameet Mallik (CEO), who has been our CEO since May 2022;

•Mr. Jose “Pepe” Carmona (CFO), who joined us in December 2022; and

•Dr. Mohamed Zaki (Chief Medical Officer), who joined us in January 2023.

Executive Compensation Philosophy and Objectives

Our compensation philosophy is to reward performance, support our business strategies and offer competitive compensation arrangements to both attract and retain key individuals. In accordance with this philosophy, the compensation committee evaluated our corporate performance in the preceding year when formulating compensation for our NEOs for 2023. This assessment also took into account the individual performance of each executive, prevailing macroeconomic conditions and pertinent data obtained from peer group companies.

Our executive compensation decisions are based on the following fundamental philosophies and objectives of our compensation committee:

•compensation should be based on an individual’s level of responsibility, individual performance and Company performance. As employees progress to more senior positions, their compensation should be increasingly linked to Company performance because they have the increased ability to affect our results;
•target compensation should reflect the value of the position in the marketplace. To attract and retain skilled and experienced executives in the highly competitive and dynamic pharmaceutical and biotech industries, we must offer a competitive compensation package;
•compensation should be variable and our programs are designed to pay for performance. We reward outstanding Company performance with above-target compensation and provide less-than-target compensation when Company objectives are not achieved;
• compensation programs should align the interests of our executive officers with those of our shareholders by evaluating and rewarding our executives’ performance based on key financial and non-financial measurements that we believe are critical to our success and to increase shareholder value; and
•compensation programs should motivate executives to manage our business to meet our short- and long-term objectives by rewarding them for meeting those objectives.

Our compensation committee uses policies and processes to evaluate and assess the compensation of our NEOs. These policies and processes are reflected in our compensation decisions for 2023 and signify our compensation committee’s commitment to align executive compensation with our business objectives and performance. We reward our NEOs in a manner that supports a philosophy of pay-for-performance while maintaining an overall level of compensation that is competitive with the compensation paid to similarly situated NEOs in our peer group and the biotech or life sciences industry. We believe that our approach to goal setting, weighting of targets and evaluation of performance results assists in mitigating excessive risk-taking by our NEOs that could harm our value or reward poor judgment by our NEOs. We believe that several features of our programs reflect sound risk management practices.

Additionally, each NEO has an employment agreement with us that includes base salary and annual and long-term incentives. Further details regarding the terms of the employment agreements are described in “Employment Agreements.”

Compensation Practices Summary

We believe that our compensation programs and policies reflect best practices to promote shareholders’ interests.

What We Do
✓	Tie significant portions of compensation to Company performance.
✓	We evaluate corporate performance in our annual incentive plans. Performance is compared to our corporate objectives as described under the heading “Annual Incentive Compensation and Bonuses.”
✓	We maintain a clawback policy as described under the heading “Executive Compensation – Clawback Policy.”
✓	Our long-term incentive awards require both a change in control and a qualifying termination of employment (a so-called “double trigger”) to trigger payment.
✓	The compensation committee retains an independent compensation consultant to advise on market practices and specific compensation programs.
✓	We will conduct an annual advisory say-on-pay vote and actively review the results as we make program decisions. We solicit feedback regarding our compensation programs from shareholders and proxy advisors and consider any other shareholders comments we receive.
✓	We allocate our compensation among base salary and short- and long-term incentive compensation target opportunities in such a way as to not encourage excessive risk-taking.
✓	We apply Company-wide metrics to encourage decision-making that is in the best long-term interests of the Company and our shareholders.
✓	We use a mix of equity award instruments under our long-term incentive program, including both share options and full-value awards.
✓	Our equity awards vest over multi-year periods.
What We Don’t Do
×	We do not provide single-trigger vesting of non-Board member equity awards upon a change in control.
×	We do not provide tax gross-ups for NEOs to cover excise taxes under Section 4999 of the Internal Revenue Code.
×	We do not pay dividends or dividend equivalents on shares or units that are not vested.
×	No pension benefits provided to NEOs.

Compensation Components

The three primary components of executive compensation are base salary, annual incentive cash bonus and long-term equity incentive awards. These components are administered with the goal of providing total compensation that is competitive in the marketplace, while recognizing meaningful differences in individual performance and offering the opportunity to earn greater/incremental rewards when merited by individual and Company performance.

Base Salary. We pay our NEOs a base salary, which our compensation committee reviews and determines annually. Base salaries are used to compensate our NEOs for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their total compensation. Base salaries are set in part based on the NEO’s unique skills, experience and expected contribution to the Company, as well as individual performance, including the impact of such performance on our business results and the length of the NEO’s service at the Company. Decisions regarding base salary increases take into account the NEO’s current base salary, third-party benchmark and survey data, the salary compensation paid to executive officers within the Company, our overall performance and its success in achieving its operational and strategic goals and objectives, the NEO’s contribution to Company performance and, for our non-CEO NEOs, recommendations made by our CEO.

Annual Incentive Cash Bonus. Annual incentive compensation is intended to establish a direct correlation between annual cash awards and our performance. Our Annual Incentive Plan, or “AIP,” is an annual incentive cash bonus plan designed to align the interests of participants with the interests of the Company and our shareholders. The AIP is designed to strengthen the link between a participant’s pay and his or her overall performance and our performance, focus participants on critical corporate objectives, offer a competitive cash incentive and encourage and reward performance and competencies critical to our success.

Long-Term Incentive Compensation. In addition to using base salaries and annual incentive cash bonuses, which our compensation committee views as short-term compensation to reward our NEOs for meeting Company performance objectives, a large portion of our NEOs’ compensation is in the form of long-term equity. Our long-term incentive compensation serves to align a significant portion of each executive’s total compensation with our long-term performance and the interests of our shareholders. To that end, each year the compensation committee provides an annual equity-based incentive award to each of our NEOs that is typically composed of share options and restricted share units (“RSUs”). The annual equity awards are designed to engage Company leaders to focus on our long-term performance, offer participants competitive and market-based long-term incentive award opportunities and strengthen the link between a participant’s compensation and his or her overall performance and our overall performance. We believe that the annual equity awards will further assist us in achieving an appropriate balance between our long- and short-term performance, as well as between the achievement of annual operating objectives and creating long-term value and the delivery of shareholder return by providing compensation commensurate with overall delivery of Company performance. For more information regarding our equity compensation plans, the 2019 Equity Incentive Plan and the Conditional Share Capital Plan, please see “Long-Term Incentives – Equity Compensation.”

2023 Executive Compensation

Our compensation philosophy is to reward performance, support our business strategies and offer competitive compensation arrangements to both attract and retain key individuals. In accordance with this philosophy, the compensation committee evaluated our corporate performance in the preceding year when formulating compensation for our NEOs for 2023. This assessment also took into account the individual performance of each executive, prevailing macroeconomic conditions and pertinent data obtained from peer group companies.

•We worked with Alpine Rewards, the compensation committee’s independent compensation consultant, to update our compensation study of our executive compensation as compared to the executive compensation of the companies in our updated peer group, as discussed in more detail in “Setting Executive Pay (Benchmarking)”;
•We awarded modest salary increases, as discussed in “Base Salary”;
•We awarded annual cash incentive awards, as discussed in “Annual Incentive Compensation and Bonuses”; and
•We awarded long-term incentive awards, as discussed in “Long-Term Incentives – Equity Compensation.”

In determining 2023 compensation for our CEO, the compensation committee also considered his level of experience, the critical role he plays in achieving our strategic goals and his individual performance. The compensation of our other two NEOs, Mr. Carmona and Dr. Zaki, was considered by our compensation committee in connection with their hire in December 2022 and January 2023, respectively.
For 2023, consistent with our pay for performance philosophy, a large portion of the target total direct compensation awarded to our CEO and other NEOs is based on performance. The CEO is eligible to participate in the same executive programs as the other NEOs; however, a larger proportion of his target total direct compensation is at risk.

Setting Executive Pay (Benchmarking)

Our compensation committee retained Alpine Rewards to conduct a competitive benchmarking analysis for compensation decisions. Based on our compensation objectives and philosophy and the information provided by Alpine Rewards, the compensation committee determined that overall compensation for our executive officers is aligned with market practice. The compensation committee does not have a specific target compensation level for the NEOs; rather, the compensation committee reviews a range of market data reference points (generally at the 25th, 50th and 75th percentiles of the market data) with respect to target total direct compensation, target total cash compensation (including both base salary and the target annual cash incentive) and equity compensation. In making compensation determinations, the compensation committee considers peer group data, general market data, and any other factors the compensation committee deems appropriate.

Role of Our Named Executive Officers in Determining Executive Compensation

The compensation committee has established an annual performance review program for our NEOs pursuant to which annual corporate goals are determined and communicated in writing to each executive at the beginning of each calendar year. As part of this annual performance review, our CEO submits corporate performance goals which are reviewed and approved by the compensation committee at the beginning of each year. Additionally, the CEO conducts an annual performance evaluation for our other NEOs and provides a recommendation for annual salary increases and bonuses, if any, which is then reviewed and approved by the compensation committee. In connection with 2023 compensation, the CEO provided such recommendations regarding each NEO (other than himself) to the compensation committee. While the compensation committee reviewed these recommendations and valued the CEO’s observations with respect to the other NEOs, the ultimate decisions regarding NEO compensation were made by the compensation committee.

The CEO does not make recommendations as to his own compensation. In the case of the CEO, his individual performance evaluation is conducted by the Chairman of the Board of Directors and the compensation committee, which determine his compensation changes and awards.

Base Salary
In February 2023, in connection with the compensation committee’s evaluation of the Company and NEO performance during 2023, the compensation committee approved modest base salary increases for our CEO as set forth in the table below. Mr. Carmona and Dr. Zaki were not eligible to receive a salary increase because they joined the Company at the end of 2022 and the beginning of 2023, respectively. The CEO’s base salary was increased to better align to median market practice, as indicated by the peer group compensation reports from Alpine Rewards and other third-party compensation studies.

	2022 Salary	2023 Salary	% Increase
Ameet Mallik	$700,000	$721,000	3%
Jose “Pepe” Carmona	$480,000	$480,000	N/A
Mohamed Zaki	N/A	$650,000	N/A
(1) Neither Mr. Carmona nor Dr. Zaki were eligible for base salary increases because of their start dates in December 2022 and January 2023, respectively.

Annual Incentive Compensation and Bonuses
The performance goals of the AIP vary year to year, as approved by the compensation committee. Our principal objective in providing annual incentive compensation and bonuses is to reward strong Company performance. While we target our opportunities for annual incentive compensation to be comparable to the median level of our peer group of companies, this guideline is based on target award levels and actual payouts to the NEOs can vary significantly based on actual performance.

We set target award levels for our executives based on a percentage of their base salary, as reflected in each NEO’s employment agreement or as otherwise determined by the compensation committee. For Mr. Mallik, the target annual incentive award was 60% of base salary, and for Mr. Carmona and Dr. Zaki, their target annual incentive awards were 50% of base salary. The compensation committee reviewed the Company performance goals for the NEOs at its February 2023 meeting and finalized and approved the goals shortly thereafter. In setting the goals for 2023, the compensation committee determined the weight that any particular Company performance goal carried within the applicable category.

For the CEO and all other NEOs, the achievement of the foregoing Company performance goals account for 100% of their annual incentive compensation. Payout is capped at 150% of target for Company performance goals. With respect to the 2023 AIP, our compensation committee had discretion to increase or reduce any payment amount, including down to zero, that would otherwise be earned or payable to any executive and to take into account assessment of any other additional factors. The following table sets forth our 2023 corporate performance goals, the relative weighting of each goal and the year-end results.

Performance Goals	Weighting	Actual	Achieved
Zynlonta Revenue and Advance Clinical Trials	40% (25% revenue)	•Achieved $69.1 million in net sales •LOTIS 7: Initiated trial and cleared first dosing cohort with no DLT •LOTIS 5: Progressed the trial and accelerated subject enrollment in 2023	24%
Advance PBD-Based Pipeline on Solid Tumor	25%	•ADCT-601: Advanced trial; reached MTD and currently in dose optimization •ADCT-901: Advanced trials; completed dose expansion and discontinued due to limited signs of efficacy in dose escalation. Reallocating capital to prioritized programs	25%
Advance Non-PBD Early Research Platform in Solid Tumor	15%	•Identified multiple targets and advanced several projects towards candidate selection stage	23%
Extend Cash Runway, Complete Business Development Transaction and Drive Employee Engagement	20%	•Extended cash runway into 4Q 2025 by implementing cost reductions and capital allocation strategy •Business Development transaction not yet completed •Employee turnover and engagement achieved at above target	13%
TOTAL			85%

At the February 2024 meeting, the compensation committee assessed whether and to what extent the applicable performance goals were achieved for 2023. As discussed above, the compensation committee and our Board of Directors determined that our performance goals were achieved at a level of 85% as a result of the accomplishments during 2023. Based on this level of achievement for 2023, Mr. Mallik received a bonus payout of $367,710, Mr. Carmona received a bonus payout of $204,000 and Dr. Zaki received a bonus payout of $276,250.

Special First-year Bonuses

Dr. Zaki received a guaranteed additional bonus for the first year of his employment in the amount of $1,475,000 in order to compensate Dr. Zaki for vested equity opportunities he lost in his previous employment, to be paid in three equal monthly installments beginning in February 2023, subject to his continued employment through January 2024, under his amended and restated employment agreement (described in “Employment Agreements”). If Dr. Zaki were terminated by the Company without Cause (as defined in his employment agreement) or if he resigned without Good Reason (as defined in his employment agreement) before the bonus was paid in full, he would have forfeited any unpaid installment. If Dr. Zaki’s employment were terminated before December 2024, he would be obligated to repay a pro-rated after-tax portion of the bonus based on the number of days he was employed between December 2023 and December 2024.

Mr. Mallik received a guaranteed additional bonus for the first year of his employment in the amount of $1,000,000 total, payable in 12 monthly installments beginning in June 2022, subject to his continued employment until May 6, 2023, under his employment agreement (described in “Employment Agreements”). If Mr. Mallik were terminated by the Company without Cause (as defined in his employment agreement) or if he resigned without Good Reason (as defined in his employment agreement) before the bonus was paid in full, he would have forfeited any unpaid installment. If Mr. Mallik’s employment were terminated before May 2025, he would be obligated to repay a pro-rated after-tax portion of the bonus based on the number of days he was employed between May 2022 and May 2025.

Retention Bonuses

In order to incentivize Mr. Mallik and Mr. Carmona to remain employed with us and to continue making positive contributions to our business, Mr. Mallik and Mr. Carmona each received cash retention bonuses in December 2023. The retention bonus shall be paid in two equal installments with 50% paid in December 2023 and the other 50% to be paid in June 2024, subject to the NEO continuing to remain employed and perform in a satisfactory manner until that date. Mr. Mallik received a retention bonus of $576,800 and Mr. Carmona received a retention bonus of $360,000. The retention bonuses are additionally subject to a clawback: the NEO must pay back all or a portion of the retention bonus if the NEO’s employment is terminated by the Company for “Cause” or if the NEO resigns for any reason other than “Good Reason”, each as defined in their employment agreements, which are summarized in “Employment Agreements.” The NEO must also pay back 100% of the retention bonus if he is terminated by the Company for Cause or resigns without Good Reason prior to December 31, 2024. The NEO must pay back 50% of the retention bonus if his employment is terminated by the Company for Cause or resigns without Good Reason on or after December 31, 2024 and prior to December 31, 2025. The repayments, if applicable, will be made on an after-tax basis.

Long-Term Incentives – Equity Compensation

We maintain the 2019 Equity Incentive Plan and the Conditional Share Capital Plan (described in the section titled “Equity Compensation Plans”), both of which are broad-based omnibus equity compensation programs that permit the compensation committee to award various types of equity-based awards. In 2023, following a review with Alpine Rewards and benchmark data, the compensation committee determined the targeted number of shares based on a review of market practices and market grant levels as measured as a percent of common shares outstanding. The targeted positioning versus market aligns our long-term incentive philosophy to norms within our industry. For the March 2023 awards, our compensation committee determined to use 100% options for Mr. Mallik’s award. In determining the March 2023 award, the compensation committee considered market data and grant practices as well as Mr. Mallik’s critical role in furthering our strategic corporate goals, the desire to ensure alignment with building long-term value for our shareholders and our retention goals.

In March 2023, Mr. Mallik received an award of 625,000 options under the 2019 Equity Incentive Plan, which vests 25% on the one-year anniversary of the grant date and thereafter monthly over the remaining 36 months and is otherwise granted on the same terms and conditions as other options granted pursuant to the 2019 Equity Incentive Plan. Mr. Carmona and Dr. Zaki were not eligible to receive an annual equity award in March 2023, as they had each received equity awards when they were hired. Mr. Carmona received an award of 460,000 options under the 2019 Equity Incentive Plan in December 2022. Dr. Zaki received an award of 700,000 options under the 2019 Equity Incentive Plan in January 2023. The share options granted to Mr. Carmona and Dr. Zaki pursuant to the 2019 Equity Incentive Plan (i) have a 10-year term, (ii) have an exercise price equal to the closing price of our common shares, as reported on NYSE on the date of grant, (iii) vest 25% on the grant date and monthly over the remaining 36 months and (iv) are otherwise granted on the same standard terms and conditions as other share options granted pursuant to the 2019 Equity Incentive Plan, including the double trigger vesting provisions.

Our compensation committee elected to make the annual awards for 2024 in December 2023 in order to better align our executive officers and employees with shareholders and encourage retention of the team. In December 2023, we granted 990,000 RSUs to Mr. Mallik, 350,000 RSUs to Mr. Carmona and 270,000 RSUs to Dr. Zaki under the Conditional Share Capital Plan. These RSUs vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. Instead of making annual equity awards in March 2024, we made the annual equity grants in December 2023, which resulted in two equity grants in one year due to the changed schedule.

We utilize double trigger vesting. Accordingly, unless the compensation committee determines otherwise with respect to a particular grant, to the extent a change in control of the Company occurs and the Company is not the surviving corporation (or survives only as a subsidiary of another corporation) and if the awards are assumed by, or replaced with awards with comparable terms by, the surviving corporation (or parent or subsidiary of the surviving corporation), the awards will vest or become fully exercisable, as applicable on the date that the grantee is terminated by the Company without cause or the executive terminates his or her employment with good reason if such termination is upon or within 12 months following the change in control.

The compensation committee, in the case of Dr Zaki, and the Board of Directors, in the case of Mr. Mallik and Mr. Carmona, approve all equity grants to employees, including our NEOs. The compensation committee may make off-cycle grants for newly hired or newly promoted officers, and otherwise makes other grants only in special circumstances. We strictly refrain from retroactively granting share options or common share grants and avoid aligning grant timing with the disclosure of material nonpublic information about our Company. We believe that our grant practices are appropriate and minimize questions regarding “timing” of grants in anticipation of material events, since grants become effective in accordance with standard grant procedures.

Perquisites

We do not engage in programs that offer personal benefit perquisites to our NEOs.

Broad-Based Programs

Our NEOs participate in our broad-based group health plan and 401(k) savings plan (the “401(k) Plan”) offered to all of our full-time U.S. based employees. Our 401(k) Plan provides a discretionary company matching contribution, currently equal to 100% of each employee’s contribution up to the first 5% of the employee’s deferral into the 401(k) Plan up to the maximum deferrals permitted under the Internal Revenue Code. Additionally, the match is contributed with each semimonthly payroll.

Employees can designate the investment of their 401(k) Plan accounts from among a broad range of mutual funds. We do not allow investment in our common shares through the 401(k) Plan. We pay the premiums for group term life and disability insurance coverage for the NEOs on the same terms that apply to all Company employees.

Compensation Adviser Independence

In connection with the compensation reviews conducted throughout 2023, the compensation committee worked directly with Alpine Rewards. Alpine Rewards reported directly to the compensation committee, and all endeavors undertaken by Alpine Rewards on behalf of the Company were executed under the explicit direction and authority vested in them by the compensation committee. Alpine Rewards was engaged principally to provide an executive compensation analysis for 2023. Alpine Rewards also provided guidance with respect to employee and non-employee director equity compensation. Alpine Rewards has no other direct or indirect business relationships with the Company or any of its affiliates.

After examining whether there was a conflict of interest present between the Company and Alpine Rewards, the compensation committee concluded that Alpine Rewards did not have any conflicts of interest during 2023. In reaching this conclusion, the compensation committee considered the six independence factors relating to committee advisers that are specified in SEC Rule 10C-1.

Clawback Policy

The ADC Therapeutics SA Clawback Policy (the “Clawback Policy”), enacted in 2023, applies to each of our NEOs, as well as other current and former executive officers. We adopted the Clawback Policy pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Section 10D of the Exchange Act and 5608 of the Nasdaq listing rules. All awards granted under our 2019 Equity Incentive Plan and Conditional Share Capital Plan are subject to “clawback” in accordance with the Clawback Policy. The Clawback Policy requires the Company to clawback compensation that is (i) incentive-based, (ii) erroneously awarded and (iii) received by an executive officer during the three years preceding the date an accounting restatement was required. In the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under U.S. federal securities law in order to correct a material error to previously issued financial statements or an error that would result in a material misstatement if corrected in the current period or left uncorrected in the current period, we will seek repayment of incentive compensation or require the forfeiture or reduction of outstanding or future equity-based incentive compensation, as may be determined by the compensation committee.

Ongoing and Post-Employment Compensation

Please see “Executive Compensation - Employment Agreements” below for a description of the NEO employment agreements.

Tax Considerations

One of the factors that the compensation committee considers when determining compensation is the anticipated tax treatment to the Company and to the executives of the various payments and benefits.

Equity Compensation Plans
2019 Equity Incentive Plan
Plan Administration. The 2019 Equity Incentive Plan is administered by the compensation committee of our board of directors, subject to the board of directors’ discretion to administer or appoint another committee to administer it.
Awards. Equity incentive awards under the 2019 Equity Incentive Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. Options and share appreciation rights will have an exercise price determined by the administrator but will not be less than fair market value of the underlying common shares on the date of grant.
Vesting. The vesting conditions for grants under the equity incentive awards under the 2019 Equity Incentive Plan are set forth in the applicable award documentation.

Termination of Service and Change in Control. In the event of a participant’s termination of employment, the compensation committee may, in its discretion, determine the extent to which an equity incentive award may be exercised, settled, vested, paid or forfeited. In the event of our termination of a participant’s employment without cause or a participant’s resignation for good reason (as defined in the 2019 Equity Incentive Plan) upon or within 18 months following a change in control of the company (as defined in the 2019 Equity Incentive Plan), any awards outstanding to the participant (unless otherwise provided in the award agreement) will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In the event of a change in control that involves a merger, acquisition or other corporate transaction, any outstanding award not assumed, substituted, replaced or continued in connection with the transaction will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In connection with a change of control, the compensation committee may, in its discretion, take any one or more of the following actions with respect to outstanding awards: (i) cancel any such award, in exchange for a payment in cash, securities or other property or any combination thereof with a value equal to the value of such award based on the per share value of common shares received or to be received by other shareholders in the event (or without payment of consideration if the committee determines that no amount would have been realized upon the exercise of the award or other realization of the participant’s rights); (ii) require the exercise of any outstanding option; (iii) provide for the assumption, substitution, replacement or continuation of any award by the successor or surviving corporation, along with appropriate adjustments with respect to the number and type of securities (or other consideration) of the successor or surviving corporation, subject to any replacement awards, the terms and conditions of the replacement awards (including performance targets) and the grant, exercise or purchase price per share for the replacement awards; (iv) make any other adjustments in the number and type of securities (or other consideration) subject to (a) such awards and in the terms and conditions of such awards in order to prevent the dilution or enlargement of benefits intended to be made available under the 2019 Equity Plan and (b) awards that may be granted in the future; (v) provide that any such award shall be accelerated and become exercisable, payable and/or fully vested with respect to all shares covered thereby or (vi) provide that any award shall not vest, be exercised or become payable as a result of such event.
Termination and Amendment. Unless terminated earlier, the 2019 Equity Incentive Plan will continue for a term of ten years. Our board of directors has the authority to amend or terminate the 2019 Equity Incentive Plan subject to shareholder approval with respect to certain amendments. However, no such action may impair the rights of the recipient of any options unless agreed to by the recipient.
Conditional Share Capital Plan
Plan Administration. The Conditional Share Capital Plan is administered by the compensation committee of our board of directors, subject to the board of directors’ discretion to administer or appoint another committee to administer it.
Awards. Equity incentive awards under the Conditional Share Capital Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. Options and share appreciation rights will have an exercise price determined by the administrator but will not be less than fair market value of the underlying common shares on the date of grant.
Vesting. The vesting conditions for grants under the equity incentive awards under the Conditional Share Capital Plan are set forth in the applicable award documentation.
Termination of Service and Change in Control. In the event of a participant’s termination of employment, the compensation committee may, in its discretion, determine the extent to which an equity incentive award may be exercised, settled, vested, paid or forfeited. In the event of our termination of a participant’s employment without cause or a participant’s resignation for good reason (as defined in the Conditional Share Capital Plan) upon or within 18 months following a change in control of the company (as defined in the Conditional Share Capital Plan), any awards outstanding to the participant (unless otherwise provided in the award agreement) will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In the event of a change in control that involves a merger, acquisition or other corporate transaction, any outstanding award not assumed, substituted, replaced or continued in connection with the transaction will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In connection with a change of control, the compensation committee may, in its discretion, take any one or more of the following actions with respect to outstanding awards: (i) cancel any such award, in exchange for a payment in cash, securities or other property or any combination thereof with a value equal to the value of such award based on the per share value of common shares received or to be received by other shareholders in the event (or without payment of consideration if the committee determines that no amount would have been realized upon the exercise of the award or other realization of the participant’s rights); (ii) require the exercise of any outstanding option; (iii) provide for the assumption, substitution, replacement or continuation of any award by the successor or surviving corporation, along with appropriate adjustments with respect to the number and type of securities (or other consideration) of the successor or surviving corporation, subject to any replacement awards, the terms and conditions of the replacement awards (including performance targets) and the grant, exercise or purchase price per share for the replacement awards; (iv) make any other adjustments in the number and type of securities (or other consideration) subject to (a) such awards and in the terms and conditions of such awards in order to prevent the dilution or enlargement of benefits intended to be made available under the Conditional Share Capital Plan and (b) awards that may be granted in the future; (v) provide that any such award shall be accelerated and become exercisable, payable and/or fully vested with respect to all shares covered thereby or (vi) provide that any award shall not vest, be exercised or become payable as a result of such event.
Termination and Amendment. Unless terminated earlier, the Conditional Share Capital Plan will continue for a term of ten years. Our board of directors has the authority to amend or terminate the Conditional Share Capital Plan subject to shareholder approval with respect to certain amendments. However, no such action may impair the rights of the recipient of any options unless agreed to by the recipient.
2022 Employee Stock Purchase Plan
Under the terms of our 2022 Employee Stock Purchase Plan (the “ESPP”), eligible employees are provided the opportunity to purchase our common shares during offering periods established by the administrator based on participants’ applied payroll deductions of up to a fixed dollar amount or percentage of their eligible compensation. The purchase price per share will equal 85% of the lower of either (a) the common shares’ fair market value on the first trading day of an offering period (in either case, the “enrollment date”) or (b) the common shares’ fair market value on the applicable “purchase date” of the offering period.
Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase common shares. Participation will end automatically upon a participant’s termination of employment.
Inducement Plan
Plan Administration. The Inducement Plan is administered by the compensation committee of our board of directors, subject to the board of directors’ discretion to administer or appoint another committee to administer it.
Awards. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. Options and share appreciation rights will have an exercise price determined by the administrator but will not be less than fair market value of the underlying common shares on the date of grant.
Vesting. The vesting conditions for grants under the equity incentive awards under the Inducement Plan are set forth in the applicable award documentation.
Termination of Service and Change in Control. In the event of a participant’s termination of employment, the compensation committee may, in its discretion, determine the extent to which an equity incentive award may be exercised, settled, vested, paid or forfeited. In the event of our termination of a participant’s employment without cause or a participant’s resignation for good reason (as defined in the Inducement Plan) upon or within 18 months following a change in control of the company (as defined in the Inducement Plan), any awards outstanding to the participant (unless otherwise provided in the award agreement) will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In the event of a change in control that involves a merger, acquisition or other corporate transaction, any outstanding award not assumed, substituted, replaced or continued in connection with the transaction will immediately vest and settle, and options and share appreciation rights will become fully exercisable. In connection with a change of control, the compensation committee may, in its discretion, take any one or more of the following actions with respect to outstanding awards: (i) cancel any such award, in exchange for a payment in cash, securities or other property or any combination thereof with a value equal to the value of such award based on the per share value of common shares received or to be received by other shareholders in the event (or without payment of consideration if the committee determines that no amount would have been realized upon the exercise of the award or other realization of the participant’s rights); (ii) require the exercise of any outstanding option; (iii) provide for the assumption, substitution, replacement or continuation of any award by the successor or surviving corporation, along with appropriate adjustments with respect to the number and type of securities (or other consideration) of the successor or surviving corporation, subject to any replacement awards, the terms and conditions of the replacement awards (including performance targets) and the grant, exercise or purchase price per share for the replacement awards; (iv) make any other adjustments in the number and type of securities (or other consideration) subject to (a) such awards and in the terms and conditions of such awards in order to prevent the dilution or enlargement of benefits intended to be made available under the Inducement Plan and (b) awards that may be granted in the future; (v) provide that any such award shall be accelerated and become exercisable, payable and/or fully vested with respect to all shares covered thereby or (vi) provide that any award shall not vest, be exercised or become payable as a result of such event.
Termination and Amendment. Unless terminated earlier, the Inducement Plan will continue for a term of ten years. Our board of directors has the authority to amend or terminate the Inducement Plan. However, no such action may impair the rights of the recipient of any options unless agreed to by the recipient.
Employment Agreements
Employment Agreement with Ameet Mallik

Ameet Mallik serves as the Company’s President and Chief Executive Officer under an executive employment agreement with ADC Therapeutics America, Inc. (the “Employer”) dated as of May 6, 2022 (as amended by letter dated December 20, 2023). Pursuant to such employment agreement, Mr. Mallik is entitled to receive an annual base salary of $700,000, subject to increase if approved by the compensation committee, and is eligible to receive an annual target cash bonus of 60% of his base salary, payable based on the achievement of performance goals as established by the compensation committee. Mr. Mallik is eligible to be considered for an annual equity grant subject to approval by the compensation committee. For a summary of Mr. Mallik’s equity awards, please see “Long-Term Incentives – Equity Compensation”.

If Mr. Mallik’s employment is terminated for any reason (including by reason of death or disability (as defined in his employment agreement)), he is entitled to receive (i) accrued base salary through the termination date, (ii) payment of any earned, but unused, paid time off, and (iii) reimbursement of expenses in accordance with the Employer’s reimbursement policy (the “Accrued Amounts”).

If the Employer terminates Mr. Mallik’s employment without “cause”, or if Mr. Mallik terminates his employment with “good reason” (as these terms are defined in his employment agreement) between the date of the notice of termination and the effective termination date, the Employer has agreed to pay Mr. Mallik, in addition to the Accrued Amounts and to the extent permitted by Swiss law, all base salary, benefits and continued vesting of unvested options and RSUs. The Employer may elect to place Mr. Mallik on garden leave between the date of the notice of termination and the effective termination date, during which time he will receive all base salary, benefits and continued vesting of unvested options and RSUs. Following termination, Mr. Mallik will receive (i) a pro-rata target bonus for the fiscal year of termination, payable on the first payroll date following 60 days post-termination and (ii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for 12 months post-termination.

If the Employer terminates Mr. Mallik’s employment without “cause” or if Mr. Mallik terminates with “good reason”, the notice period is one year. However, in either case Mr. Mallik may elect to leave any time after 60 days following the date of the notice of termination. If the Employer terminates Mr. Mallik’s employment with “cause”, the termination may be effective immediately. If Mr. Mallik terminates without “good reason”, the notice period is 60 days.

Following the end of Mr. Mallik’s employment, he will be subject to a non-compete obligation for 12 months, during which time he will be paid a monthly gross amount equal to 50% of the sum of (i) his base salary in the last month prior to the date of his termination and (ii) one twelfth of his target bonus for the financial year in which the date of his termination occurs. The Employer may waive the post-employment non-compete at any time by giving one months’ written notice to Mr. Mallik.

In addition, if the Employer terminates Mr. Mallik’s employment without “cause”, or if Mr. Mallik terminates his employment with “good reason”, in either case within 18 months following a change in control (as defined in his employment agreement), Mr. Mallik’s outstanding unvested equity awards, including options and RSUs, become fully and immediately vested.

The payment of the pro-rata target bonus and the employer portion of COBRA payments following termination is conditioned on the execution by Mr. Mallik of a release in favor of the Company and compliance with the restrictive covenant provisions applicable to Mr. Mallik under his employment agreement.

Employment Agreement with Jose (Pepe) Carmona

Jose (Pepe) Carmona serves as the Company’s Chief Financial Officer under an executive employment agreement with the Employer dated as of December 19, 2022. Pursuant to such employment agreement, Mr. Carmona is entitled to receive an annual base salary of $480,000, subject to increase if approved by the compensation committee, and is eligible to receive an annual target cash bonus of 50% of his base salary, payable based on the achievement of performance goals as established by the compensation committee. Mr. Carmona is eligible to be considered for an annual equity grant subject to approval by the compensation committee. For a summary of Mr. Carmona’s equity awards, please see “Long-Term Incentives – Equity Compensation”.

If Mr. Carmona’s employment is terminated for any reason (including by reason of death or disability (as defined in his employment agreement)), he is entitled to receive the Accrued Amounts.

If the Employer terminates Mr. Carmona’s employment without “cause”, or if Mr. Carmona terminates his employment with “good reason” (as these terms are defined in his employment agreement) between the date of the notice of termination and the effective termination date, the Employer has agreed to pay Mr. Carmona, in addition to the Accrued Amounts and to the extent permitted by Swiss law, all base salary, benefits and continued vesting of unvested options and RSUs. The Employer may elect to place Mr. Carmona on garden leave between the date of the notice of termination and the effective termination date, during which time he will receive all base salary, benefits and continued vesting of unvested options and RSUs. Following termination, Mr. Carmona will receive (i) a pro-rata target bonus for the fiscal year of termination, payable on the first payroll date following 60 days post-termination and (ii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for 12 months post-termination.

If the Employer terminates Mr. Carmona’s employment without “cause” or if Mr. Carmona terminates with “good reason”, the notice period is one year. However, in either case Mr. Carmona may elect to leave any time after 60 days following the date of the notice of termination. If the Employer terminates Mr. Carmona’s employment with “cause”, the termination may be effective immediately.

The payment of the pro-rata target bonus and the employer portion of COBRA payments following termination is conditioned on the execution by Mr. Carmona of a release in favor of the Company and compliance with the restrictive covenant provisions applicable to Mr. Carmona under his employment agreement.

Employment Agreement with Mohamed Zaki

Dr. Mohamed Zaki serves as the Company’s Chief Medical Officer under an executive employment agreement dated as of December 22, 2023. Pursuant to such employment agreement, Dr. Zaki is entitled to receive an annual base salary of $650,000, subject to increase if approved by the compensation committee, and is eligible to receive an annual target cash bonus of 50% of his base salary, payable based on the achievement of performance goals as established by the compensation committee. Dr. Zaki is also eligible to be considered for an annual equity award subject to approval by the compensation committee. For a summary of Dr. Zaki’s equity awards, please see “Long-Term Incentives – Equity Compensation”.

If Dr. Zaki’s employment is terminated for any reason (including by reason of death or disability (as defined in his employment agreement)), regardless of whether he signs a release of claims against the Company, he is entitled to receive the Accrued Amounts and the payment of any earned but unpaid annual bonus from the prior fiscal year (the “Prior Year Bonus”).

If the Employer terminates Dr. Zaki’s employment without “cause”, or if Dr. Zaki terminates his employment with “good reason” (as these terms are defined in his employment agreement), in addition to the Accrued Amounts and the Prior Year Bonus, the Employer has agreed to pay Dr. Zaki a severance payment equivalent to (i) the sum of Dr. Zaki’s base salary and target bonus for the year in which termination occurs, divided by 12, (“Monthly Severance”) multiplied by 15 and paid in equal installments over the 15 month period following the date of termination (ii) a pro-rata target bonus for the fiscal year of termination, payable within 60 days post-termination, (iii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for 15 months and (iv) all outstanding equity grants held by Dr. Zaki which vest based on his continued service over time shall accelerate, become fully vested and/or exercisable over the 15 month period following a termination of employment. The Employer may elect to place Dr. Zaki on garden leave between the date of the notice of termination and the effective termination date (which will be at least 60 days following the date of the notice of termination other than a termination for cause), during which time he will continue to receive base salary and benefits, and his outstanding equity awards will continue to vest.

In addition, if the Employer terminates Dr. Zaki’s employment without “cause”, or if Dr. Zaki terminates his employment with “good reason”, in each case within 12 months following a change in control (as defined in his employment agreement), the Employer has agreed to pay Dr. Zaki a severance payment of (i) the Monthly Severance amount multiplied by 18 and paid in equal installments over 18 months, (ii) a pro-rata target bonus for the fiscal year of termination, payable within 60 days post-termination, (iii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for 18 months and (iv) all outstanding equity grants held by Dr. Zaki shall accelerate, become fully vested and/or exercisable as of the date of the change in control. The severance payment is conditioned on the execution by Dr. Zaki of a release and compliance with the restrictive covenant provisions applicable to Dr. Zaki under his employment agreement.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning outstanding equity awards for our NEOs as of December 31, 2023.

		Option Awards				Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable(1)	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested(2)	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Ameet Mallik	5/6/2022	422,735	645,226	$10.95	5/6/2032	156,250	$259,375	—	$—
	3/22/2023	—	625,000	$1.99	3/22/2033	—	$—	—	$—
	12/6/2023	—	—	$—	—	990,000	$1,643,400	—	$—
Jose Carmona	12/19/2022	115,000	345,000	$3.04	12/19/2032	—	$—	—	$—
	12/6/2023	—	—	$—	—	350,000	$581,000	—	$—
Mohamed Zaki	1/3/2023	—	700,000	$3.59	1/3/2033	—	$—	—	$—
	12/6/2023	—	—	$—	—	270,000	$448,200	—	$—

(1) For Mr. Mallik and Mr. Carmona: These option vests over four years from the date of grant, with 1/4 vesting on the first anniversary of such date, and the remainder vesting monthly in 36 equal installments, subject to continued service through each such vesting date. For Dr. Zaki: The options will vest over three years from the date of grant with 33% vesting after one year and in equal monthly installments thereafter.
(2) For the RSU grants issued on December 6, 2023: Represent restricted stock units (“RSUs”) which vest 50% on the one-year anniversary of the grant date and the remainder on the two-year anniversary of the grant date. For Mr. Mallik’s RSU grant issued on May 6, 2022: These grants vest 1/3 on each of the first three anniversaries of the grant date.

Pension Benefits

Our NEOs are eligible to participate in our 401(k) Plan, which is a defined contribution plan offered to all of our full-time U.S. based employees. There are no other pension benefit arrangements covering our NEOs.

Potential Payments upon Termination or Change in Control
The material terms of the contracts with each of our NEOs are summarized under “Executive Compensation - Employment Agreements” above, including payments to NEOs at, following or in connection with the resignation, retirement or other termination of an NEO, or a change in the NEO’s responsibilities following a change in control.

Pay Versus Performance
The following summarizes the relationship between the total compensation paid to our CEO and other Named Executives Officers (“NEOs”), and our financial performance. In this discussion, our CEO is also referred to as our principal executive officer or “PEO”, and our NEOs other than our CEO are referred to as our “Non-PEO NEOs”):

Year	Summary compensation table total for PEO(1)	Compensation actually paid to PEO(2)	Average summary compensation table total for non-PEO NEOs(1)	Average compensation actually paid to non-PEO NEOs(2)	Value of initial fixed $100 investment based on total shareholder return(3)	Net income (loss) in millions
2023	$3,779,425	$2,678,585	$2,831,604	$2,155,670	$43.23	$(240.1)
(1) See the “Summary Compensation Table” above for detail. The Average compensation of our Non-PEOs was also derived from the “Summary Compensation Table” above.
(2) For purposes of this table, the compensation actually paid (“Compensation Actually Paid”, or “CAP”) means the total compensation as reflected in the “Summary Compensation Table” less the grant date fair values of stock awards and option awards included in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table, and adjusted for the following with respect to equity awards granted:

•Plus the year-end value of awards granted in the covered fiscal year which were outstanding and unvested at the end of the covered fiscal year,

•Plus/(less) the change in value as of the end of the covered fiscal year as compared to the end of the prior fiscal year for awards which were granted in prior years and were outstanding and unvested at the end of the covered fiscal year,

•Plus the vesting date value of awards which were granted and vested during the same covered fiscal year (none of the equity awards held by NEOs were granted and vested in the same year),

•Plus/(less) the change in value as of the vesting date as compared to the end of the prior fiscal year for awards which were granted in prior years and vested in the covered fiscal year,

•Less, as to any awards which were granted in prior fiscal years and were forfeited during the covered fiscal year, the value of such awards as of the end of the prior fiscal year (none of the equity awards held by NEOs were forfeited during the year covered in the table),

•Plus the dollar value of any dividends or other earnings paid during the year on outstanding and unvested awards (no dividends or other earnings were paid by the Company during the year covered in the table),

•Plus, as to an award that is materially modified during the covered fiscal year, the amount by which the value of the award as of the date of the modification exceeds the value of the original award on the modification date (none of the equity awards held by the NEOs were materially modified during the year covered in the table).

In making each of these adjustments, the value of an award is the fair value of the award on the applicable date determined in accordance with FASB’s ASC Topic 718 using the valuation assumptions we then use to calculate the fair value of our equity awards. For more information on the valuation of our equity awards, please see the notes to our financial statements that appear in our Annual Report on Form 10-K each year and the footnotes to the Summary Compensation Table.

The tables below reflect the CAP (determined as noted above) for our CEO and, for our Non-PEO NEOs, the average of the CAPs determined for the Non-PEO NEO and provide a reconciliation of the Summary Compensation Table Total to Compensation Actually Paid for our PEO and Non-PEOs for

the fiscal year 2023.

Reconciliation of Summary Compensation Table Total to Compensation Actually Paid for CEO	Fiscal Year 2023
Summary of Compensation Table Total	$3,779,425
Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(1,940,550)
Plus: Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted In Fiscal Year	2,412,775
Plus (Less): Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years	(936,169)
Plus: Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year that Vested During Fiscal Year	—
Plus (Less): Change in Fair Value of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years for which Applicable Vesting Conditions were Satisfied During Fiscal Year	(636,896)
Compensation Actually Paid	$2,678,585

Reconciliation of Average Summary Compensation Table Total to Average Compensation Actually Paid for Non-PEO NEOs	Fiscal Year 2023
Summary of Compensation Table Total	$2,831,604
Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(1,182,200)
Plus: Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted In Fiscal Year	897,150
Plus (Less): Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years	(244,260)
Plus: Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year that Vested During Fiscal Year	—
Plus (Less): Change in Fair Value of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years for which Applicable Vesting Conditions were Satisfied During Fiscal Year	(146,624)
Compensation Actually Paid	$2,155,670

(3) Total Shareholder Return represents the return on a fixed investment of $100 in ADC Therapeutics SA (ADCT) stock for the period beginning on the last trading day of 2022 through the end of 2023.

CAP versus Company Total Shareholder Return

The Company’s Total Shareholder Return in 2023 was $43.23 based on a $100 initial fixed investment and the PEO CAP was $2.7 million. The non-PEO CAP was $2.2 million The Company does not use Total Shareholder Return as a primary metric to determine compensation levels or incentive plan payout. In future years we will determine whether there are any trends in the relationship between Total Shareholder Return and CAP over time.

CAP versus Net Income (Loss)

As shown in the chart above, the Company’s net loss in 2023 was $240.1 million and the PEO CAP was $2.7 million. The non-PEO CAP was $2.2 million. The Company does not use net income/loss as a primary metric to determine compensation levels or incentive plan payout. In future years we will determine whether there are any trends in the relationship between net income/loss and CAP over time.

Director Compensation

Non-Employee Director Compensation Policy
Each of our non-employee directors is entitled to receive the following compensation pursuant to our current director compensation policy, as applicable:
The compensation of the non-executive members of the Board of Directors may consist of fixed and variable compensation elements. Total compensation shall take into account the position and level of responsibility of the recipient. Additionally, the Company pays the employer’s portion of social security contributions due on these amounts, as applicable.
Compensation may be paid in the form of cash, shares, options or other share-based instruments or units, or in the form of other types of benefits. The Board of Directors or, to the extent delegated to it, the Compensation Committee, shall determine grant, vesting, exercise, restriction and forfeiture conditions and periods. In particular, it may provide for continuation, acceleration or removal of vesting, exercise, restriction and forfeiture conditions and periods, for payment or grant of compensation based upon assumed target achievement, or for forfeiture, in each case in the event of pre-determined events such as a change of control or termination of a service or mandate agreement. The Company may procure the required shares or other securities through purchases in the market, from treasury shares or by using conditional or authorized share capital. Compensation may be paid by the Company or companies controlled by it.

Non-Employee Director Compensation
The following table sets forth information concerning the compensation earned by each of our non-employee directors during the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash		Stock Awards(1)(2)	Option Awards(2)(3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Ron Squarer	$440,519	(5)	$45,800	$—	$—	$—	$40,407	$526,726
Robert Azelby	$33,195		$45,800	$48,670	$—	$—	$—	$127,665
Jean-Pierre Bizzari	$60,010		$137,800	$—	$—	$—	$—	$197,810
Peter Hug	$74,807		$137,800	$—	$—	$—	$—	$212,607
Viviane Monges	$80,071		$137,800	$—	$—	$—	$13,459	$231,330
Thomas Pfisterer	$56,495		$137,800	$—	$—	$—	$—	$194,295
Tyrell J. Rivers	$—		$—	$—	$—	$—	$—	$—
Victor Sandor	$59,923		$137,800	$—	$—	$—	$30,000	$227,723
Stephen Evans-Freke*	$31,819		$92,000	$—	$—	$—	$—	$123,819
Michael Forer*	$573,358	(6)	$—	$—	$60,919	$—	$212,284	$846,561
Christopher Martin*	$414,746	(7)	$—	$—	$—	$—	$97,710	$512,456
Jacques Theurillat*	$30,547		$92,000	$—	$—	$—	$—	$122,547

*Stephen Evans-Freke, Michael Forer, Christopher Martin and Jacques Theurillat did not stand for re-election at our 2023 annual shareholders meeting and thus ceased being directors on June 14, 2023.
(1)The amounts reported in this column represent the aggregate grant date fair value of RSUs granted to our NEOs during 2023, as calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSU awards are described in Note 19, “Share-based compensation” to our audited consolidated financial statements.
(2)As of December 31, 2023: Mr. Squarer held 20,000 unvested RSUs. Mr. Azelby held 20,000 unvested RSUs and 31,000 unvested options. Mr. Bizarri held 20,000 unvested RSUs and 19,980 unvested options. Mr. Hug held 20,000 unvested RSUs. Ms. Monges held 20,000 unvested RSUs and 9,226 unvested options. Mr. Pfisterer held 20,000 unvested RSUs. Mr. Rivers did not hold any unvested RSUs or unvested options. Mr. Sandor held 20,000 unvested RSUs and 2,593 unvested options. Mr. Evans-Freke held 1,206 unvested options. Mr. Forer held 22,339 unvested RSUs and 126,076 unvested options. Mr. Martin held 53,441 unvested RSUs and 281,606 unvested options. Mr. Theurillat did not hold any unvested RSUs or options.
(3)The amounts reported in this column represent the aggregate grant date fair value of options granted to our NEOs during 2023, as calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the option awards are described in Note 19, “Share-based compensation” to our audited consolidated financial statements.
(4)The amounts in this column represent social security contributions as required by applicable laws as well as certain non-mandatory benefits under local social security schemes, matching contributions to 401(k) plans and health insurance and medical benefits. For Mr. Squarer: Health insurance benefits, $31,690; and 401(k) matching contributions: $8,717. For Ms. Monges: Pension benefit: $13,459. For Mr. Martin: Pension benefit, $76,895; Health insurance benefits, $9,738; death and disability benefits, $3,844 and wellness benefit, $1,114. Certain payments that were made during his garden leave also included $6,119 for a company car. For Mr. Forer: Pension benefit, $104,520; Health insurance, $16,694; and death/disability benefits, $7,855. Certain payments that were made during his garden leave also included ($66,776 for children’s education related benefits and $16,439 for a company car). For Dr. Sandor: Consulting fees of $30,000.
(5)Includes amounts paid to Mr. Squarer for his service on the Board of Directors starting October 2023 ($18,750) and for services as a non-executive employee in 2023 under an employment transition letter ($421,769) as described below.
(6)Includes amounts paid to Mr. Forer in 2023 under an employment transition letter as described below.
(7)Includes amounts paid to Mr. Martin in 2023 under an employment transition letter as described below.

Annual Retainers for Non-Employee Directors

The Non-Employee Directors Azelby, Bizzari, Hug, Monges and Sandor receive the following fees effective following the Annual General Meeting in June 2023:

Membership Fees (in US $)
	Chairman	Member	Vice Chair & Lead Independent Director
Board	$75,000	$45,000	$70,000
Audit	$30,000	$15,000	N/A
Compensation	$15,000	$7,500	N/A
Nomination & Corporate Governance	$10,000	$5,000	N/A
Science & Technology	$15,000	$7,500	N/A

Until June 2023, Mr. Hug received an annual retainer fee of $45,000 and reimbursement for reasonable out-of-pocket expenses. Beginning in the third quarter of 2023, Mr. Hug’s annual retainer fee increased to $70,000 due to his role as lead independent director.

Mr. Squarer served as a non-executive employee as the Chairman of the Board until October 2022 and was paid his base salary and annual bonus from October 2022 until October 2023 while transitioning from employee to non-employee director (the “Transition Period”) pursuant to an Employment Transition Letter dated as of October 10, 2022. In addition to continuing to serve as a non-employee Chairman of the Board, pursuant to such Employment Transition Letter, during the
Transition Period, Mr. Squarer was entitled to receive (i) continued payments of his annual base salary of $339,179, (ii) his annual bonus for fiscal year 2022, (iii) an additional annual bonus for fiscal year 2023, (iv) continued vesting of all equity awards, and (v) continued entitlement to benefits, to the extent permitted by Swiss law. Following the end of his Transition Period, Mr. Squarer shall be eligible to continue to participate in the Company’s health insurance program for so long as he remains a member of the Board, provided that Mr. Squarer shall be responsible for 100% of the cost of such coverage. He will be given the opportunity to elect COBRA continuation of health coverage for 18 months following departure from the board.

In addition to serving as a director, pursuant to an Employment Transition Letter dated as of April 20, 2023, Mr. Forer’s employment role changed from Executive Vice President to Managing Director, and he continued to serve as a director until the 2023 Annual General Meeting. After the 2023 Annual General Meeting, Mr. Forer served as a board observer for which he was not compensated other than reimbursement for travel costs to board meetings. Mr. Forer began a period of garden leave starting on April 1, 2023 while continuing to be employed as a Managing Director, and is entitled to receive
(i) his salary of $573,358, (ii) a pro-rated bonus for 2023, (iii) continued vesting of his equity awards and (iv) benefits per his previous employment agreement until March 31, 2024, when his employment with the Company will terminate.

In addition to serving as a director, pursuant to letter agreement dated as of May 6, 2022, Mr. Martin’s employment role changed from Chief Executive Officer to advisor as of May 9, 2022. He served as an advisor to the Company until July 31,
2022. He was paid a pro-rated bonus for 2022 at the same time other employees were paid their bonuses in Q1 2023. After
July 31, 2022, he received garden leave benefits including (i) his salary of $687,622, (ii) a pro-rated bonus for 2023, (iii)
continued vesting of his equity awards and (iv) benefits per his previous employment agreement until July 31, 2023, when his employment with the Company terminated. Mr. Martin then served as special consultant to the Company starting on
August 1, 2023 pursuant to a consulting agreement dated as of June 19, 2023. As a consultant, he received a payment of
$1,500 per quarter with continued vesting of his equity awards until March 31, 2024, after which any unvested equity awards will be forfeited.

Dr. Sandor serves as a consultant to the Company under a Consulting Agreement dated October 1, 2022. Pursuant to such Consulting Agreement, Mr. Sandor was entitled to a consulting fee of $30,000 per month from October 1, 2022 until January 31, 2023.

2023 Equity Awards for Non-Employee Directors

On June 14, 2023, the Company granted Mr. Azelby a one-time stock option award under the 2019 Equity Incentive Plan to purchase 31,000 shares of common shares with an exercise price of $2.29 that vests 25% on the one year anniversary of the date of grant and thereafter in equal monthly installments until the fourth anniversary of the date of grant. The exercise price for these options was the closing market price of the common shares on the date of grant.

Actions to Recover Erroneously Awarded Compensation
None.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information relating to the beneficial ownership of our common shares as of February 1, 2024:
•each person, or group of affiliated persons, known by us to own beneficially 5% or more of our outstanding common shares;
•each of our executive officers and directors; and

•all executive officers and directors as a group.
The number of common shares beneficially owned by each entity, person, executive officer or director is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any common shares over which the individual has sole or shared voting power or investment power as well as any common shares that the individual has the right to acquire within 60 days from February 1, 2024 through the exercise of any option or other right. Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in the table have sole voting and investment power.
The percentage of outstanding common shares beneficially owned is computed based on 82,527,132 common shares outstanding as of February 1, 2024. Common shares that a person has the right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all executive officers and directors as a group. Unless otherwise indicated below, the business address for each beneficial owner is ADC Therapeutics SA, Biopôle, Route de la Corniche 3B, 1066 Epalinges, Switzerland.

Principal Shareholders	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
5% Shareholders
Redmile Group LLC (1)	15,328,317	18.6%
Entities affiliated with Dr. Hans-Peter Wild (2)	9,788,944	11.9%
Prosight Management L.P. (3)	6,471,800	7.8%
Entities affiliated with Auven Therapeutics GP Ltd. (4)	6,330,548	7.7%
Executive Officers and Directors
Robert Azelby	—	*
Jean-Pierre Bizzari	39,387	*
Jose “Pepe” Carmona	143,750	*
Peter Hug	123,837	*
Ameet Mallik	696,561	*
Viviane Monges	71,708	*
Thomas Pfisterer	607,193	*
Tyrell J. Rivers (3)	—	*
Victor Sandor	58,345	*
Ron Squarer (4)	1,538,432	1.9%
Mohamed Zaki	233,333	*
All executive officers and directors as a group (11 persons)	3,512,546	4.3%

•Less than 1% of our total outstanding common shares.
(1)This information is based on a Schedule 13G/A filed with the SEC on February 14, 2024 by Redmile Group, LLC and Jeremy C. Green. The common shares are owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC. The reported securities may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts, as well as by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The business address of each of Redmile Group, LLC and Mr. Green is One Letterman Drive, Building D, Suite D3-300, The Presidio of San Francisco, San Francisco, California 94129.
(2)The principal business of HPWH TH AG (“HPWH”) is holding investment rights in, directly or indirectly, ADC Therapeutics. HP WILD Holding AG (“HPW Holding”) is an intermediary holding company. Dr. Hans-Peter Wild is the chairman of HPWH and HPW Holding. Thomas Pfisterer is a board member of HPWH and an investment manager. By reason of a stockholders’ agreement by and among Mr. Pfisterer and HPW Holding and their joint indirect minority equity interest in HPWH via their joint ownership of HPWH MH AG (“MH”), which owns a 12.5% interest in HPWH, Mr. Pfisterer may be deemed to have shared voting and investment power with respect to such shares held of record by HPWH. However, Mr. Pfisterer disclaims beneficial ownership of all common shares held of record by HPWH other than the shares indirectly represented by his 41.7% interest in MH. The business address of each of HPWH, HPW Holding, Dr. Wild and Mr. Pfisterer is HPWH is Neugasse 22, 6300 Zug, Switzerland.
(3)Mr. Rivers, an executive director within AstraZeneca’s corporate development group, disclaims beneficial ownership with respect to the 4,011,215 common shares held of record by AstraZeneca.
(4)Includes 159,026 shares held by a trust in which Mr. Squarer serves as a settlor and trustee.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions

The following is a description of transactions requiring disclosure pursuant to Item 404 of Regulation S-K that we have entered into since January 1, 2023 with any of our executive officers, directors or their affiliates and holders of more than 5% of any class of our voting securities in the aggregate, which we refer to as related parties, other than compensation arrangements which are described under “Item 11. Executive Compensation.”
Indemnification Agreements
We have entered into indemnification agreements with our executive officers and directors. The indemnification agreements and our amended and restated articles of association require us to indemnify our executive officers and directors to the fullest extent permitted by law.
Redmile Agreement

On January 18, 2024, we entered into an agreement (the “Redmile Agreement”) with the Redmile Group, LLC (“Redmile”) regarding preemptive rights and advance subscription rights with respect to shares of the Company. The Company agreed that the Company’s board of directors will not restrict the preemptive rights of Redmile or its affiliates based on Article 4a(4)(g) of the Company’s articles of association or restrict the advance subscription rights of Redmile or its affiliates based on Article 4c(3) of the Company’s articles of association as long as (i) Redmile (including its affiliates and any other person or entity forming a “group” (as defined in Rule 13d-5 under the Exchange Act)) does not directly or indirectly control, own or have the right to control or own, collectively, shares representing more than 20% of the Company’s share capital or (ii) Redmile (including its affiliates and any other person or entity forming a “group” (as defined in Rule 13d-5 under the Exchange Act)) directly or indirectly controls, owns or has the right to control or own, collectively, shares representing more than 20% of the Company’s share capital but the Company’s board of directors determines that Redmile does not have an intent to effect a change of control of the Company. If, at any time, Redmile (including its affiliates and any other person or entity forming a “group” (as defined in Rule 13d-5 under the Exchange Act)) directly or indirectly controls, owns or has the right to control or own, collectively, shares representing more than 20% of the Company’s share capital and the Company’s board of directors determines that Redmile has an intent to effect a change of control of the Company, the Company’s board of directors will provide a reasonable opportunity to Redmile to explain its intentions. Thereafter, if the Company’s board of directors determines that Redmile does not intend to effect a change of control of the Company, the Company’s board of directors will not restrict the preemptive rights of Redmile or its affiliates based on Article 4a(4)(g) of the Company’s articles of association or restrict the advance subscription rights of Redmile or its affiliates based on Article 4c(3) of the Company’s articles of association. However, if the Company’s board of directors maintains its determination that Redmile has an intent to effect a change of control of the Company, the Company’s board of directors may restrict the preemptive rights of Redmile and its affiliates based on Article 4a(4)(g) of the Company’s articles of association and restrict the advance subscription rights of Redmile and its affiliates based on Article 4c(3) of the Company’s articles of association.

Auven Letter
On February 2, 2023, we entered into a letter agreement with A.T. Holdings II Sàrl (“A.T. Holdings II”), pursuant to which we agreed to assist A.T. Holdings II effect the registration under the Securities Act, of at least 12,000,000 common shares held by it and to facilitate the potential public offering of such common shares. No other registration rights have been granted to A.T. Holdings II for any other shares. The public offering contemplated by the Auven Agreement occurred on February 2, 2023.
Related-Party Transaction Policy
We have adopted a related party transaction policy, which states that any related-party transaction must be approved or ratified by our audit committee or board of directors. In determining whether to approve or ratify a transaction with a related party, our audit committee or board of directors will consider all relevant facts and circumstances, including, without limitation, the commercial reasonableness of the terms of the transaction, the benefit and perceived benefit, or lack thereof, to us, the opportunity costs of an alternative transaction, the materiality and character of the related party’s direct or indirect interest and the actual or apparent conflict of interest of the related party. Our audit committee or board of directors will not approve or ratify a related-party transaction unless it has determined that, upon consideration of all relevant information, such transaction is in, or not inconsistent with, our best interests and the best interests of our shareholders.
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”
Item 14. Principal Accounting Fees and Services
For the years ended December 31, 2023 and 2022, PricewaterhouseCoopers SA was the Company’s independent registered public accounting firm.
Fees

	For the Years Ended December 31,
(in thousands)	2023	2022
Audit fees	$2,336	$1,264
Audit-related fees	104	14
Tax fees	51	157
Total Fees	$2,491	$1,435
Audit fees include the standard audit work performed each fiscal year necessary to allow the auditor to issue an opinion on our financial statements and to issue an opinion on the local statutory financial statements. Audit fees also include services that can be provided only by the external auditor such as reviews of quarterly financial results and review of our securities offering documents.
Audit-related fees consisted of fees billed for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements or for services that were traditionally performed by the external auditor.
Tax fees are fees billed for professional services for tax compliance and tax advice.
Pre-Approval Policies and Procedures
In accordance with the requirements of the Sarbanes-Oxley Act and rules issued by the SEC, the audit committee reviews and pre-approves of any services performed by PricewaterhouseCoopers SA. The procedures require that all proposed future engagements of PricewaterhouseCoopers SA for audit and permitted non-audit work are submitted to the audit committee for approval prior to the beginning of any such service. In accordance with this policy, all services performed by and fees paid to PricewaterhouseCoopers SA in this Item were approved by the audit committee.
PART IV
Item 15. Exhibits, Financial Statement Schedules
Consolidated Financial Statements
For a list of the financial statements included in this Annual Report, see Index to the Consolidated Financial Statements on page 78 of this Annual Report, incorporated by reference in response to this Item.
Consolidated Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Annual Report.

		Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	6-K	001-39071	99.1	June 14, 2023
4.1*	Description of Securities
4.2	Registration Rights Agreement, dated August 15, 2022, between ADC Therapeutics SA and Deerfield Partners, L.P. and Deerfield Private Design Fund IV, L.P.	6-K	001-39071	99.2	August 15, 2022
4.3	Registration Rights Agreement, dated August 15, 2022, between ADC Therapeutics SA and OR Opportunistic DL (C), L.P., Owl Rock Opportunistic Master Fund II, L.P., Oaktree LSL Holdings EURRC S.à r.l., Oaktree Specialty Lending Corporation, Oaktree AZ Strategic Lending Fund, L.P., Oaktree Strategic Credit Fund, Oaktree Diversified Income Fund, Inc., and Oaktree Loan Acquisition Fund, L.P.	6-K	001-39071	99.5	August 15, 2022
4.4	Registration Rights Agreement, dated February 6, 2023, between ADC Therapeutics SA and Oaktree Fund Administration LLC, OCM Strategic Credit Investments S.à r.l., OCM Strategic Credit Investments 2 S.à.r.l., Oaktree Gilead Investment Fund AIF (Delaware), L.P., Oaktree Huntington-GCF Investment Fund (Direct Lending AIF), L.P., Oaktree Specialty Lending Corporation, and Pathway Strategic Credit Fund III, L.P.	6-K	001-39071	4.1	February 6, 2023
4.5	Letter Agreement, dated January 18, 2024 between ADC Therapeutics SA and Redmile LLC.	8-K	001-39071	10.1	January 24, 2024
10.1#	Second Amended and Restated License Agreement among ADC Products (UK) Limited, ADC Therapeutics SA and MedImmune Limited, dated May 9, 2016	F-1	333-237841	10.1	April 24, 2020
10.1.1#	Amendment #1 to the Second Amended and Restated License Agreement among ADC Products (UK) Limited, ADC Therapeutics SA and MedImmune Limited, dated September 19, 2018	F-1	333-237841	10.2	April 24, 2020
10.2#†	Share Purchase Agreement between Overland ADCT BioPharma (CY) Limited, Overland Pharmaceuticals (CY) Inc. and ADC Therapeutics SA, dated November 30, 2020	20-F	001-39071	4.4	March 18, 2021
10.3#†	Shareholders Agreement between Overland ADCT BioPharma (CY) Limited, Overland ADCT BioPharma (HK) Limited, Overland Pharmaceuticals (CY) Inc. and ADC Therapeutics SA, dated December 11, 2020	20-F	001-39071	4.5	March 18, 2021
10.4#†	License and Collaboration Agreement between ADC Therapeutics SA and Overland ADCT BioPharma (CY) Limited, dated December 11, 2020	20-F	001-39071	4.6	March 18, 2021
10.5#†	Purchase and Sale Agreement between ADC Therapeutics SA and entities managed by HealthCare Royalty Management, LLC, dated August 25, 2021	6-K	001-39071	99.1	August 26, 2021
10.6#†	License Agreement between ADC Therapeutics SA and Mitsubishi Tanabe Pharma Corporation, dated January 18, 2022	20-F	001-39071	4.15	March 17, 2022
10.7#†	License Agreement, dated July 8, 2022, between ADC Therapeutics SA and Swedish Orphan Biovitrum AB (publ)	20-F	001-39071	4.9	March 15, 2023
10.8†	Loan Agreement and Guaranty, dated August 15, 2022, among ADC Therapeutics SA, ADC Therapeutics (UK) Limited, ADC Therapeutics America, Inc., the lenders party thereto and Owl Rock Opportunistic Master Fund I, L.P., as administrative agent and collateral agent	6-K	001-39071	99.3	August 15, 2022
10.8.1†	First Amendment to the Loan Agreement and Guaranty, dated January 16, 2024, among ADC Therapeutics SA, ADC Therapeutics (UK) Limited, ADC Therapeutics America, Inc., the lenders party thereto and Blue Owl Opportunistic Master Fund I, L.P., as administrative agent and collateral agent	8-K	001-39071	10.1	January 19, 2024
10.8.2*	Limited Waiver and Consent to Loan Agreement and Guaranty
10.9	Form of Deerfield Warrant	6-K	001-39071	99.1	August 15, 2022
10.10	Form of Lender Warrant	6-K	001-39071	99.4	August 15, 2022
10.11§	Form of Indemnity Agreement with directors and officers	F-1	333-237841	10.12	April 24, 2020
10.12§	2019 Equity Incentive Plan	S-8	333-270565	99.1	March 15, 2023
10.12.1§*	Form of award agreement under the 2019 Equity Incentive Plan
10.13§	Employee Stock Purchase Plan	S-8	333-265917	99.1	June 30, 2022
10.14§	Conditional Share Capital Plan	S-8	333-275882	99.1	December 4, 2023
10.14.1§*	Form of award agreement under the Conditional Share Capital Plan
10.15§	Inducement Plan	S-8	333-275882	99.2	December 4, 2023
10.16§	Annual Bonus Plan	8-K	001-39071	10.1	February 29, 2024
10.17§*	Executive Employment Agreement with Ameet Mallik
10.18§*	Amendment to Executive Employment Agreement with Ameet Mallik
10.19§*	Retention Bonus Letter Agreement with Ameet Mallik
10.20§*	Employment Agreement with Jose Carmona
10.21§*	Retention Bonus Letter Agreement with Jose Carmona

10.22§*	Executive Employment Agreement with Mohamed Zaki
10.23§*	Employment Letter Agreement with Ron Squarer
10.24§*	Employment Transition Letter with Ron Squarer
10.25§*	Employment Agreement with Michael Forer
10.26§*	Employment Transition Letter with Michael Forer
10.27§*	Employment Transition Letter with Christopher Martin
10.28§*	Form of Letter Agreement for Non-Employee Directors
10.29§*	Consulting Agreement with Christopher Martin
10.30§*	Consulting Agreement with Victor Sandor
21.1	List of subsidiaries	20-F	001-39071	8.1	March 17, 2022
23.1*	Consent of PricewaterhouseCoopers SA, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)
* Filed herewith.
# Portions of this exhibit have been omitted because they are both (i) not material and (ii) customarily and actually treated by the Company as private or confidential
† Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
§ Management contract, compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC Therapeutics SA
/s/ Ameet Mallik
Date: March 13, 2024	By:	Ameet Mallik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 13, 2024.

Name	Title

/s/ Ameet Mallik	Chief Executive Officer and Director (principal executive officer)
Ameet Mallik

/s/ Jose Carmona	Chief Financial Officer (principal financial officer)
Jose Carmona

/s/ Lisa Kallebo	Corporate Controller and Chief Accounting Officer (principal accounting officer)
Lisa Kallebo

/s/ Ron Squarer	Chairman of the Board of Directors
Ron Squarer

/s/ Robert Azelby	Director
Robert Azelby

/s/ Jean-Pierre Bizzari	Director
Jean-Pierre Bizzari

/s/ Peter Hug	Director
Peter Hug

/s/ Viviane Monges	Director
Viviane Monges

/s/ Thomas Pfisterer	Director
Thomas Pfisterer

/s/ Tyrell Rivers	Director
Tyrell Rivers

/s/ Victor Sandor	Director
Victor Sandor