Form 10-Q
period 2024-03-31
ADC Therapeutics SA
filed 2024-05-06
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
(Former name or former address, if changed since last report)

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

The number of common shares outstanding was 82,814,000 as of May 1, 2024.

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “ADC Therapeutics,” “ADCT,” the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to ADC Therapeutics SA and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains statements that constitute forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future catalysts, results of operations and financial position, business and commercial strategy, market opportunities, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, research and development costs, projected revenues and expenses and the timing of revenues and expenses, timing and likelihood of success, as well as plans and objectives of management for future operations are forward-looking statements. Many of the forward-looking statements contained in this Quarterly Report can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “intend,” “estimate,” “will” and “potential,” among others.

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
•the purchase and sale agreement (the “HCR Agreement”) with certain entities managed by HealthCare Royalty Management, LLC (“HCR”) and its negative effect on the amount of cash that we are able to generate from sales of, and licensing agreements involving, ZYNLONTA and on our attractiveness as an acquisition target;
•our ability to complete clinical trials on expected timelines, if at all;
•the timing, outcome and results of ongoing or planned clinical trials, whether the Company sponsored trials or through investigator initiated trials, and the sufficiency of such results;
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
•and those identified in the “Item 1A. Risk Factors” section contained in this Quarterly Report and our Annual Report on Form 10-K, and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), from time to time thereafter.
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$234,285	$278,598
Accounts receivable, net	23,186	25,182
Inventory	15,997	16,177
Prepaid expenses and other current assets	16,738	16,334
Total current assets	290,206	336,291
Property and equipment, net	5,785	5,622
Operating lease right-of-use assets	10,059	10,511
Interest in joint venture	930	1,647
Other long-term assets	986	711
Total assets	$307,966	$354,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,315	$15,569
Accrued expenses and other current liabilities	48,670	52,101
Total current liabilities	62,985	67,670
Deferred royalty obligation	310,010	303,572
Senior secured term loans	113,234	112,730
Operating lease liabilities, long-term	9,662	10,180
Other long-term liabilities	6,524	8,879
Total liabilities	502,415	503,031
Commitments and contingencies (See Note 13)
Shareholders’ equity
Common shares, at CHF 0.08 par value	7,312	7,312
Issued shares: 89,041,946 at March 31, 2024 and December 31, 2023; outstanding shares: 82,777,226 at March 31, 2024 and 82,293,137 at December 31, 2023
Additional paid-in capital	1,181,020	1,180,545
Treasury shares	(502)	(541)
At March 31, 2024: $6,264,720 and December 31, 2023: $6,748,809
Accumulated other comprehensive loss	(201)	(93)
Accumulated deficit	(1,382,078)	(1,335,472)
Total shareholders’ (deficit) equity	(194,449)	(148,249)
Total liabilities and shareholders’ equity	$307,966	$354,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenue
Product revenues, net	$17,848	$18,953
License revenues and royalties	205	39
Total revenue, net	18,053	18,992
Operating expense
Cost of product sales	(2,510)	27
Research and development	(25,735)	(38,375)
Selling and marketing	(11,390)	(15,351)
General and administrative	(12,031)	(15,503)
Total operating expense	(51,666)	(69,202)
Loss from operations	(33,613)	(50,210)
Other income (expense)
Interest income	2,948	2,175
Interest expense	(12,496)	(10,291)
Other, net	(2,595)	833
Total other expense	(12,143)	(7,283)
Loss before income taxes	(45,756)	(57,493)
Income tax expense	(163)	(518)
Loss before equity in net losses of joint venture	(45,919)	(58,011)
Equity in net losses of joint venture	(687)	(1,363)
Net loss	$(46,606)	$(59,374)

Net loss per share
Net loss per share, basic and diluted	$(0.56)	$(0.73)
Weighted average shares outstanding, basic and diluted	82,552,322	80,805,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(46,606)	$(59,374)
Other comprehensive (loss) income:
Remeasurement of defined benefit plan	—	(39)
Currency translation differences	(78)	141
Other comprehensive (loss) income before share of other comprehensive loss in joint venture	(78)	102
Share of other comprehensive loss in joint venture	(30)	(256)
Other comprehensive loss	(108)	(154)
Total comprehensive loss	$(46,714)	$(59,528)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Three Months Ended March 31, 2024

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2024	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)
Loss for the period	—	—	—	—	—	—	(46,606)	(46,606)
Foreign currency translation adjustment	—	—	—	—	—	(78)	—	(78)
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(78)	—	(78)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(30)	—	(30)
Total other comprehensive loss	—	—	—	—	—	(108)	—	(108)
Total comprehensive loss for the period	—	—	—	—	—	(108)	(46,606)	(46,714)
Vestings of RSUs	—	—	(20)	248,030	20	—	—	—
Exercise of options	—	—	32	6,384	1	—	—	33
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	305	229,675	18	—	—	323
Share-based compensation expense	—	—	158	—	—	—	—	158
	—	—	475	484,089	39	—	—	514
March 31, 2024	89,041,946	$7,312	$1,181,020	(6,264,720)	$(502)	$(201)	$(1,382,078)	$(194,449)

For the Three Months Ended March 31, 2023

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2023	89,041,946	$7,312	$1,166,414	(8,399,419)	$(679)	$1,823	$(1,095,419)	$79,451
Loss for the period	—	—	—	—	—	—	(59,374)	(59,374)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(39)	—	(39)
Foreign currency translation adjustment	—	—	—	—	—	141	—	141
Other comprehensive income before share of other comprehensive loss in joint venture	—	—	—	—	—	102	—	102
Share of other comprehensive loss in joint venture	—	—	—	—	—	(256)	—	(256)
Total other comprehensive loss	—	—	—	—	—	(154)	—	(154)
Total comprehensive loss for the period	—	—	—	—	—	(154)	(59,374)	(59,528)
Vestings of RSUs	—	—	(23)	254,891	23	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	414	130,348	11	—	—	425
Share-based compensation expense	—	—	8,074	—	—	—	—	8,074
	—	—	8,465	385,239	34	—	—	8,499
March 31, 2023	89,041,946	$7,312	$1,174,879	(8,014,180)	$(645)	$1,669	$(1,154,793)	$28,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash used in operating activities
Net loss	$(46,606)	$(59,374)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	—	(69)
Share-based compensation expense	158	8,074
Accretion expense of deferred royalty obligation	6,864	861
Amortization of debt discount, senior secured term loan	503	830
Cumulative catch-up adjustment, deferred royalty obligation	(263)	(129)
Write-downs of inventory	748	53
Depreciation	331	263
Amortization of operating lease right-of-use assets	512	460
Share of results in joint venture	687	1,363
Warrant obligations, increase (decrease) in fair value	3,068	(616)
Other	(174)	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	1,995	48,901
Inventory	(568)	(348)
Other current assets	(420)	643
Other long-term assets	(281)	—
Accounts payable	(1,247)	(3,663)
Accrued expenses and other short-term liabilities	(3,543)	(12,300)
Operating lease liabilities	(514)	(322)
Other long-term liabilities	(5,345)	—
Net cash used in operating activities	(44,095)	(15,392)
Cash flows from investing activities
Payment for purchases of property and equipment	(531)	(1,016)
Net cash used in investing activities	(531)	(1,016)
Cash flows provided by financing activities
Proceeds from share issuance under stock purchase plan	323	425
Proceeds from the exercise of stock options	33	—
Net cash provided by financing activities	356	425
Net decrease in cash and cash equivalents	(44,270)	(15,983)
Exchange gains/(losses) on cash and cash equivalents	(43)	89
Cash and cash equivalents at beginning of period	278,598	326,441
Cash and cash equivalents at end of period	$234,285	$310,547
Supplemental Cash Flow Information:
Interest paid	$3,900	$3,714
Interest received	4,382	2,795
Payments made under royalty financing transaction	1,229	4,885
Supplemental Non-Cash Investing Activities:
Capital expenditures recorded in Accounts payable and Accrued expenses and other current liabilities	9	411

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

All references to “ADC Therapeutics,” “the Company", “we,” “us,” and “our” refer to ADC Therapeutics SA and its unaudited condensed consolidated subsidiaries unless otherwise indicated.
2.Summary of Significant Accounting Policies
Basis of preparation and principles of consolidation

These accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, have been prepared following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. All intercompany transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with our annual audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period or for any future period.

The Company’s significant accounting policies have not changed substantially from those previously described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Going Concern

We are responsible for evaluating, and providing disclosure of uncertainties about, our ability to continue as a going concern. As of March 31, 2024, we had cash and cash equivalents of $234.3 million. Based on our evaluation, we concluded there is no substantial doubt about our ability to continue as a going concern within one year from the date the unaudited condensed consolidated financial statements were issued.

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

The Deerfield warrants, which are measured at fair value on a recurring basis, were as follows as of March 31, 2024 and December 31, 2023:

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2024:
Deerfield warrant obligation	$3,364	$—	$3,364	$—
Total	$3,364	$—	$3,364	$—

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023:
Deerfield warrant obligation	$296	$—	$296	$—
Total	$296	$—	$296	$—
Fair values must be estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in note 10, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of March 31, 2024 and December 31, 2023 inventory consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Work in progress	$15,944	$16,095
Finished goods	53	82
Total inventory, net	$15,997	$16,177
Inventory write-downs of $748 and $53 were recognized and charged to cost of product sales in the Company’s Unaudited Condensed Consolidated Interim Statement of Operations for the three months ended March 31, 2024 and 2023, respectively.
5.Property and equipment
Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$3,940	$3,953
Laboratory equipment	4,131	3,652
Office equipment	1,122	1,119
Hardware and computer software	1,172	1,173
	10,365	9,897
Less: accumulated depreciation	(4,580)	(4,275)
Property and equipment, net	$5,785	$5,622

Depreciation expense for the three months ended March 31, 2024 and 2023 was $331 and $263, respectively.
6.Interest in joint venture
On December 14, 2020, the Company formed a new joint venture company, Overland ADCT BioPharma, with Overland Pharmaceuticals (“Overland”) to develop and commercialize ZYNLONTA, and three of the Company’s ADC product candidates, ADCT-601, ADCT-602 and ADCT-901 (collectively, the “Licensed Products”), in greater China and Singapore (the “Territory”).
The table below provides a rollforward of the Company’s interest in Overland ADCT BioPharma as of March 31, 2024 and December 31, 2023.

(in thousands)
Interest in joint venture
January 1, 2023	$7,613
Share of comprehensive loss in joint venture	(5,966)
December 31, 2023	$1,647
Share of comprehensive loss in joint venture	(717)
March 31, 2024	$930
7.Income taxes

Income tax expense for the three months ended March 31, 2024 was $0.2 million relative to loss before income taxes of $45.8 million. The income tax expense for the three months ended March 31, 2023 was $0.5 million relative to loss before income taxes of $57.5 million. The expense for the three months ended March 31, 2024 is the result of income generated by our UK operations for which tax expense has been recognized based on a full year estimated income tax liability, and the inability to recognize benefit on losses in the U.S. and Switzerland. Whereas the expense for the three months ended March 31, 2023 was the result of income generated in the U.S. and UK. The decrease in U.S. income in the first quarter of 2024 is due to a change in the Company operating and transfer pricing model which was implemented in October 2023. We remain a full valuation allowance against all deferred tax assets, and each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
8.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued R&D costs	$20,709	$24,902
Accrued payroll and benefits	6,029	12,693
GTN sales adjustments	8,804	1,543
Operating lease liabilities, short-term	1,432	1,467
Other	11,696	11,496
	$48,670	$52,101

9.Senior secured term loan facility
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

For the three months ended March 31, 2024 and 2023, the Company recorded interest expense on the senior secured term loan in the amount of $4,403 and $4,540, respectively, which was recorded in interest expense in the unaudited condensed consolidated statement of operations. The EIR at March 31, 2024 was 16.81%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Contractual interest expense	$3,900	$3,710
Amortization of debt discount	503	830
Total	$4,403	$4,540
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheet represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $113.2 million and $112.7 million as of March 31, 2024 and December 31, 2023, respectively.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2024 (remainder)	$—
2025	—
2026	3,090
2027	9,330
2028	12,480
Thereafter	99,840
Total	$124,740

10.Deerfield warrants
Pursuant to the Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to purchase an aggregate of 4,412,840 common shares. The warrants consist of warrants to purchase an aggregate of 2,631,578 common shares at an exercise price of $24.70 per share and warrants to purchase an aggregate of 1,781,262 common shares at an exercise price of $28.07 per share. Each warrant is exercisable, on a cash or a cashless basis, at the option of the holder, at any time on or prior to May 19, 2025. The warrant obligation is remeasured to fair value at the end of each reporting period. Changes in the fair value (gains or losses) of the warrant obligation at the end of each period are recorded in the unaudited condensed consolidated statement of operations.

During the three months ended March 31, 2024 and 2023, the Company recognized (expense) income of $(3,068) and $616, respectively, as a result of changes in the fair value of the warrant obligation. The fair value of the warrant obligation as of March 31, 2024 and December 31, 2023 was $3,364 and $296, respectively. The increase in fair value of the warrant obligation from December 31, 2023 to March 31, 2024 was primarily due to the increase in the fair value of the underlying shares during the respective period. This amount was recorded to Other, net in the unaudited condensed consolidated statement of operations. See note 15, "Other income (expense)" for further information.

The Company used a third party valuation firm to assist in calculating the fair value of the Deerfield warrant obligation, using the Black-Scholes option-pricing model. Key inputs for the valuation of the warrant obligation as of March 31, 2024 and December 31, 2023 were as follows:

	As of	As of
	March 31, 2024	December 31, 2023
Exercise price in $	24.70 and 28.07	24.70 and 28.07
Share price in $	4.49	1.66
Risk-free interest rate	5.0%	4.6%
Expected volatility	136.2%	116.0%
Expected term (months)	13.7 months	16.7 months
Dividend yield	—	—
Black-Scholes value in $	0.80 and 0.71	0.07 and 0.06

11.Deferred royalty obligation
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
The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Liability balance at January 1, 2023	$222,277
Plus: Additional proceeds from the sale of future royalties	75,000
Less: Transaction costs	1,898
Less: royalty payments	8,709
Plus: interest expense	27,915
Less: cumulative catch-up adjustment, Other, net	4,972
Liability balance at December 31, 2023	309,613
Less: royalty payments	1,229
Plus: interest expense	8,093
Less: cumulative catch-up adjustment, Other, net	263
Liability balance at March 31, 2024	$316,214

12.Pension and post-retirement benefit obligations
The pension plan for Swiss employees is a defined benefit pension plan. The Company contracted with the Swiss Life Collective BVG Foundation based in Zurich for the provision of occupational benefits. All benefits in accordance with the regulations are reinsured in their entirety with Swiss Life SA within the framework of the corresponding contract. This pension solution fully reinsures the risks of disability, death and longevity with Swiss Life. Swiss Life invests the vested pension capital and provides a 100% capital and interest guarantee. The pension plan is entitled to an annual bonus from Swiss Life comprising the effective savings, risk and cost results.
Although, as is the case with many Swiss pension plans, the amount of ultimate pension benefit is not defined, certain legal obligations of the plan create constructive obligations on the employer to pay further contributions to fund an eventual deficit; this results in the plan nevertheless being accounted for as a defined benefit plan.

The net periodic benefit cost for the three months ended March 31, 2024 and 2023 is as follows:

(in thousands)	2024	2023
Net periodic benefit cost:
Service cost	$164	$172
Interest cost	38	74
Expected return on plan assets	(59)	(82)
Amortization of prior service cost	(41)	(39)
Net periodic benefit cost	$102	$125

The components of net periodic benefit cost are included in operating expense on the unaudited condensed consolidated statement of operation.
13.Commitments and contingencies

Manufacturing Commitments

Some of our inventory components require long lead times to manufacture. Therefore, we make long-term investments in our supply chain in order to ensure we have enough drug product to meet current and future revenue forecasts. Third party manufacturing agreements include non-cancelable obligations related to the supply of ZYNLONTA and the company’s product candidates. There have been no material changes related to our non-cancelable obligations under these arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Contingent liabilities

From time to time, we may be involved in various legal matters generally incidental to our business. Although the results of litigation and claims cannot be predicted with certainty, after discussion with legal counsel, we are not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on our unaudited condensed consolidated financial condition, liquidity, or results of operations.

14.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three months ended March 31, 2024 and 2023:

(in thousands)	2024	2023
Types of goods and services
Product revenue, net	$17,848	$18,953
Royalties	205	39
Total revenue	$18,053	$18,992

Customer Location
U.S.	$17,848	$18,953
EMEA(1)	205	39
Total revenue	$18,053	$18,992

(1) Europe, the Middle East and Africa

Product revenue, net
The table below provides a rollforward of the Company’s accruals related to the GTN sales adjustments for the three months ended March 31, 2024 and 2023.

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of January 1, 2023	$—	$3,746	$3,746
GTN accruals for current period	1,316	4,300	5,616
Prior period adjustments	—	(648)	(648)
Credits, payments and reclassifications	—	(4,352)	(4,352)
Balance as of March 31, 2023	$1,316	$3,046	$4,362

Balance as of January 1, 2024	$7,391	$3,946	$11,337
GTN accruals for current period	2,046	4,458	6,504
Prior period adjustments	(44)	(229)	(273)
Credits, payments and reclassifications	—	(4,407)	(4,407)
Balance as of March 31, 2024	$9,393	$3,768	$13,161
The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable, net	$2,310	$2,403
Other current and non-current liabilities	10,851	8,934
	$13,161	$11,337

Customers from which we derive more than 10% of our total product revenues for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023
McKesson	43.0%	39.0%
AmerisourceBergen Corporation	38.0%	36.0%
Cardinal Health	19.0%	25.0%

15.Other income (expense)

Interest Income
Interest income includes interest received from banks on our cash balances. Interest income was $2.9 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.
Interest Expense

The components of Interest expense for the three months ended March 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Deferred royalty obligation interest expense	$8,093	$5,746
Effective interest expense on senior secured term loan facility	4,403	4,540
Other interest expense	—	5
Interest expense	$12,496	$10,291

Other, net

The components of Other, net for the three months ended March 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Deerfield warrant obligation, change in fair value (expense) income	$(3,068)	$616
Cumulative catch-up adjustment, deferred royalty obligation	263	129
Exchange differences loss	(37)	(52)
R&D tax credit	247	140
Other, net	$(2,595)	$833
16.Share-based compensation

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
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 17,741,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of March 31, 2024, the Company has 4,076,361 common shares available for the future issuance of share-based equity awards.

As of March 31, 2024 and December 31, 2023, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the 2019 Equity Incentive Plan was $156,925 and $157,906, respectively. The amounts of expense (reversal) recognized for all awards for services received during the three months ended March 31, 2024 and 2023 were $(981) and $7,977, respectively.

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. As of March 31, 2024, the Company has 2,614,409 common shares available for the future issuance of share-based equity awards.
As of March 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $1,382. The amounts of expense for all awards recognized for services received during the three months ended March 31, 2024 was $1,063.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 1,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. There have been no awards issued in connection with the Inducement Plan for the three months ended March 31, 2024.
Share Options

Pursuant to the 2019 Equity Incentive Plan, the Company may grant share options to its directors, certain employees and service providers working for the benefit of the Company at the time. The exercise price per share option is set by the Company at the fair market value of the underlying common shares on the date of grant, as determined by the Company, which is generally the closing share price of the Company’s common shares traded on the NYSE. The awards generally vest 25% on the first anniversary of the date of grant, and thereafter evenly on a monthly basis over the subsequent three years. The contractual term of each share option award granted is ten years. Under the grant, the options may be settled only in common shares of the Company. Therefore, the grants of share options under the 2019 Equity Incentive Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statement of operation and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet.
The expense (reversal) recognized for services received during the three months ended March 31, 2024 and 2023 is $(1,434) and $4,781, respectively.

Movements in the number of awards outstanding under the Plans described above and their related weighted average strike prices are as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2023	$11.00	10,744,406	8.14	$—
Granted	3.41	154,200
Forfeited	12.67	(277,331)
Expired	15.01	(7,886)
Exercised	5.00	(6,384)
Outstanding as of March 31, 2024	$11.21	10,607,005	7.33	$—

As of March 31, 2024, 5,046,977 awards are vested and exercisable out of the total outstanding awards of 10,607,005 common shares. As of March 31, 2024, the weighted average strike price and weighted average remaining life for vested and exercisable awards is $18.64 and 6.00 years, respectively. Awards outstanding as of March 31, 2024 have expiration dates through 2034. The weighted average grant date fair value of the awards granted during the three months ended March 31, 2024 was $2.68. The aggregate intrinsic value of vested and exercisable options was zero. As of March 31, 2024, the unrecognized compensation cost related to 5,560,028 unvested share options expected to vest was $11.1 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.55.
The fair values of the options granted under the Equity Incentive Plan 2019 were determined on the date of the grant using the Black-Scholes option-pricing model. The Company used a third-party valuation firm to assist in calculating the fair value of the award grants per participant.
The fair values of the options granted during the three months ended March 31, 2024 and 2023 were determined on the date of grant using the following assumptions:

	For the Three Months Ended March 31,
	2024	2023
Share price, in $	1.69-4.86	1.99-5.45
Strike price, in $	1.69-4.86	1.99-5.45
Expected volatility, in %	95	75-80
Award life, in years	6.08	6.08
Expected dividends	—	—
Risk-free interest rate, in %	3.75-4.10	3.39-4.13
During the three months ended March 31, 2023, the expected volatility was based on the Company’s historical volatility and selected volatility determined by median values observed among other comparable public companies. Beginning in the third quarter of 2023, the Company’s expected volatility is no longer determined by values observed among other comparable companies and is now based on the Company’s historical volatility. The award life for options granted was based on the time interval between the date of grant and the date during the ten-year life after which, when making the grant, the Company expected on average that participants would exercise their options.

RSUs
Pursuant to the 2019 Equity Incentive Plan and Conditional Share Capital Plan, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statement of operation and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet. The expense recognized for services received during the three months ended

March 31, 2024 and 2023 is $1,516 and $3,196, respectively.

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2023	6,533,843	$2.03
Vested	(248,030)	12.06
Forfeited	(279,422)	3.31
March 31, 2024 (1)	6,006,391	$1.55
(1) Includes 5,385,591 RSUs outstanding in connection with the Conditional Share Capital Pan.
The total fair value of RSU awards vested (as measured on the date of vesting) during the three months ended March 31, 2024 was $1.3 million.
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
The expense recognized related to the ESPP during the three months ended March 31, 2024 and 2023 is $76 and $97, respectively.
17.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net loss	$(46,606)	$(59,374)
Weighted average number of shares outstanding	82,552,322	80,805,770
Basic and diluted loss per share	$(0.56)	$(0.73)
For the three months ended March 31, 2024 and 2023, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding and exclude shares to be issued under the Equity Incentive Plan 2019, Conditional Share Capital Plan, the Company’s warrant agreements and 2022 ESPP as the effect of including those shares would be anti-dilutive. See note 9, “Senior secured term loan facility,” note 10, “Deerfield warrants” and note 16, “Share-based compensation expense,” for further information.
Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	For the Three Months Ended March 31,
	2024	2023
2019 Equity Incentive Plan - Share Options	10,607,005	13,118,656
2019 Equity Incentive Plan - RSUs	620,800	2,110,222
Conditional Share Capital Plan - RSUs	5,385,591	—
Outstanding warrants	4,940,135	4,940,135
	21,553,531	20,169,013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report, as well as our audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K. The following discussion includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements.”

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

In the hematology space, our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. Food and Drug Administration (“FDA”) and conditional approval from the European Commission for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. We are seeking to continue expanding ZYNLONTA into international markets throughout the world, and into earlier lines of DLBCL and other indolent lymphomas, including follicular lymphoma (”FL”) and marginal zone lymphoma (“MZL”) as a single and combination agent of choice through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. In addition, we are investigating a CD-22 targeted compound, ADCT-602, in a Phase 1/2 investigator-initiated study in relapsed or refractory B-cell acute lymphoblastic leukemia.

In the solid tumor space, our clinical-stage pipeline consists of ADCT-601 (mipasetamab uzoptirine) targeting AXL as a single agent and/or in combination in sarcoma, pancreatic, and NSCLC. Our pre-clinical stage pipeline includes a portfolio of next generation investigational ADCs targeting Claudin-6, NaPi2b, PSMA and ASCT2. In addition, we are advancing research with a range of payloads, linkers and conjugation technologies against undisclosed targets.

Recent Developments

In April 2024, the Company provided an update on the progress of the LOTIS-7 trial in hematology and on its technology platform capabilities, research and development activities and pipeline in the solid tumor space. In addition, in May 2024, IIT data was presented on ZYNLONTA in MZL.

Hematology

LOTIS-7

On April 4, 2024, The Company announced the completion of dose escalation in LOTIS-7, a Phase 1b open-label clinical trial evaluating ZYNLONTA® (loncastuximab tesirine-lpyl) in combination with bispecific antibodies glofitamab or mosunetuzumab in heavily pre-treated patients with relapsed/refractory B-cell non-Hodgkin lymphoma (r/r B-NHL).

In the dose escalation portion (Part 1) of LOTIS-7, no dose-limiting toxicities (“DLTs”), no or low-grade cytokine release syndrome (“CRS”) and no immune effector cell-associated neurotoxicity syndrome (“ICANS”) were observed across all patients when ZYNLONTA was administered in combination with glofitamab or mosunetuzumab. Additionally, after the first investigator assessment, evidence of anti-tumor activity (complete response or partial response) was observed among the majority of patients, with mixed histologies including DLBCL, follicular lymphoma (“FL”) and marginal zone lymphoma (“MZL”). In addition, as of April 19, 2024, initial safety findings showed that the majority of CRS events seen were grade 1 (6 out of 18 patients) or grade 2 (2 of 18 patients), with no CRS greater than grade 2 observed in either combination arm. Furthermore, all grade 2 events responded to Tocilizumab/corticosteroids with no requirement for pressors or ICU management. Based on the data from Part 1, all three dose levels (90, 120 and 150 µg/kg) have now been cleared and enrollment in Part 2 dose expansion has been initiated with ZYNLONTA administered in combination with glofitamab at the 120 µg/kg and 150 µg/kg dose levels in 2L+ DLBCL.

The early data from Part 1 of the LOTIS-7 trial highlight the potential combinability of ZYNLONTA with bispecifics in lymphoma patients and continued progression of this trial in 2L+ DLBCL patients. The Company believes LOTIS-7 demonstrates the potential for ZYNLONTA plus bispecifics to enable broader accessibility in community settings, and based upon the current data and coupled with the potential for additive or synergistic efficacy with this combination, we are encouraged about the potential opportunity to expand the use of ZYNLONTA in DLBCL in the future where there remains high unmet need.

LOTIS-7 is a Phase 1b global multicenter, multi-arm study in patients with relapsed or refractory B-cell non-Hodgkin lymphoma including Part 1 (dose escalation) and Part 2 (dose expansion). The three dosing arms include ZYNLONTA plus polatuzumab vedotin, ZYNLONTA plus glofitamab, and ZYNLONTA plus mosunetuzumab T-cell-engaging bispecific monoclonal antibodies (“BsAbs”). Enrollment in LOTIS-7 includes Part 1 of the study with a 3+3 dose escalation in 3L/3L+ heavily pre-treated patients with ZYNLONTA doses starting at 90 µg/kg and then proceeding to 120 µg/kg and 150 µg/kg. The dose-limiting toxicity period has now been cleared across all three dose levels.

The following table sets forth the Grade 3 and Grade 4 adverse events (AE), regardless of relatedness, for the LOTIS-7 Part 1 dose escalation as of April 19, 2024:

Patients Treated	Arm E (Lonca+Glofit)	Arm F (Lonca+Mosun)	Total
	N=9	N=9	N=18
Patients with any Grade AE	9 (100%)	9 (100%)	18 (100%)
Patients with any Grade 3/4 AE	3 (33.3%)	5 (55.5%)	8 (88.8%)
Patients with Grade 3/4 Hematologic AE	2 (22.2%)	4 (44.4%)	6 (33.3%)
Lymphopenia	1 (11.1%)	0	1 (5.5%)
Neutropenia	1 (11.1%)	3 (33.3%)	4 (22.2%)
Thrombocytopenia	1 (11.1%)	0	1 (5.5%)
Anemia	0	3 (33.3%)	3 (16.6%)
Patients with Grade 3/4 Non-hematologic events	1 (11.1%)	3 (33.3%)	4 (22.2%)
Hypertension worsened	1 (11.1%)	0	1 (5.5%)
Bronchiectasis	0	1 (11.1%)	1 (5.5%)
Bronchitis	0	1 (11.1%)	1 (5.5%)
Decompensation cardiac	0	1 (11.1%)	1 (5.5%)
Pneumonia pseudomonal	0	1 (11.1%)	1 (5.5%)
Sepsis	0	1 (11.1%)	1 (5.5%)
*A patient may have more than one adverse event.

The following table summarizes serious adverse events (SAE), regardless of relatedness, for the LOTIS-7 Part 1 dose escalation as of April 19, 2024:

Patients Treated	Arm E (Lonca+Glofit)	Arm F (Lonca+Mosun)	Total
	N=9	N=9	N=18
Patients with any SAE	1 (5.5%)	5 (5.5%)	6 (33.3%)
Cytokine release syndrome*	1 (5.5%)	4 (44.4%)	5 (27.7%)
Grade per ASTCT Criteria	(grade 1)	(grade 1 or 2)	(grade 1 or 2)
Sepsis	0	1 (11.1%)	1 (5.5%)
Dyspnea	0	1 (11.1%)	1 (5.5%)
Bronchiectasis	0	1 (11.1%)	1 (5.5%)
Bronchitis	0	1 (11.1%)	1 (5.5%)
Decompensation cardiac	0	1 (11.1%)	1 (5.5%)
Pneumonia pseudomonal	0	1 (11.1%)	1 (5.5%)
CRP increased	0	1 (11.1%)	1 (5.5%)

*CRS expressed as number of patients with at least 1 CRS event. 2 patients experienced multiple Grade 1 CRS events. 5 of 8 patients experiencing CRS coded SAE based on whether hospitalization required and/or prolonged.

MZL

Initial data from an investigator-initiated Phase 2 clinical trial evaluating ZYNLONTA® (loncastuximab tesirine-lpyl) for the treatment of relapsed/refractory (r/r) MZL were presented on May 4, 2024, at the Lymphoma Research Foundation’s 2024 Marginal Zone Lymphoma Scientific Workshop by the trial’s lead investigator, Izidore Lossos, MD, Professor, Director, Lymphoma Program at the Sylvester Comprehensive Cancer Center, University of Miami. The 50-patient single-arm, open-label Phase 2 multicenter study is currently being conducted at the Sylvester Comprehensive Cancer Center at University of Miami and City of Hope, and led by Izidore Lossos. This study is evaluating the safety and efficacy of 6 cycles of ZYNLONTA across 18 weeks in patients with r/r MZL previously treated with ≥1 line of systemic therapy (www.clinicaltrials.gov identifier NCT05296070). As of the data cutoff date of March 30, 2024, 15 patients were evaluable. Of these 15 patients evaluated, 13 achieved a complete response (“CR”) and one patient achieved a partial response (“PR”). All patients who achieved responses had maintained them at the time of the data cutoff with the longest responder reaching approximately 20 months.

In this study, according to the lead investigator, ZYNLONTA was generally well tolerated and safety was consistent with the known profile with two patient discontinuations. One patient discontinued after cycle 2 and a second patient discontinued after cycle 4 due to a toxicity which fully resolved upon discontinuation of treatment. Both of these patients remain in CR at 10 and 6 months respectively.

MZL is a rare, indolent non-Hodgkin lymphoma (“NHL”) and the third most common NHL subtype. In the United States, there are an estimated 3,000 - 4,000 r/r MZL patients treated with systemic anti-cancer regimens annually. There are few FDA-approved therapies for MZL. With existing treatment options, despite patients achieving durable responses, high unmet medical need remains with <30% CR for 2L+ NCCN preferred treatments. Achievement of complete response to treatment represents the strongest predictor of positive outcomes in MZL. As this investigator-initiated trial progresses, with the expected number of sites expanding to 5 to help accelerate trial enrollment, assuming the results continue to be positive, the Company plans to potentially pursue a regulatory pathway and compendia strategy in parallel as soon as sufficient data are available. We believe the total addressable 2L+ MZL patient population has a potential peak market value of approximately $500 million, which assumes a total addressable population and average net price for ZYNLONTA in 2030 with a CAGR ~2% and ~3% respectively, and average cycles expected in MZL. The potential expansion in MZL contributes to the overall ZYNLONTA growth strategy in NHL.

Solid Tumors

Research Strategy, Platform and Pipeline

Our solid tumor research strategy is focused on three key elements. First, we have identified areas of high unmet need that currently feature high use of chemotherapy. Second, we are pursuing targets within these tumor types that are amenable to an ADC approach. And third, we are utilizing our deep knowledge and broad toolkit to optimize the design of ADCs that fit with our first two criteria.

On April 9, 2024, the Company hosted a virtual Research Investor Event featuring presentations from Ameet Mallik, Chief Executive Officer, and Patrick van Berkel, PhD, Chief Scientific Officer, sharing details on this strategy and highlighting recent updates and the Company’s novel exatecan-based antibody drug conjugate platform.

As shared during this event, our four lead candidates have a differentiated profile based on a novel, proprietary linker approach to tracelessly release exatecan and a high therapeutic index, which reflects the proprietary design of our ADCs.

Our Napi2b and Claudin-6 targeting ADCs are in IND-enabling studies and our PSMA and ASCT2 targeting ADCs are in drug candidate selection stage which we expect to complete this year. Details include:

•Claudin-6 and NaPI2b: As recently presented at the American Association for Cancer Research (“AACR”) Annual Meeting from preclinical studies supporting the future clinical development two of our lead candidates GB01-VA-PL2202 targeting Claudin-6 and NaPi2b-PL2202 targeting NaPi2b. These preclinical studies demonstrated the Company’s novel, exatecan-based ADCs, targeting Claudin-6 and NaPi2b, were well tolerated with potent and specific in vitro and in vivo anti-tumor activity. Based on these results, we believe a Claudin-6 directed ADC and a NaPi2b directed ADC have the potential for high impact in platinum-resistant ovarian cancer and non-small cell lung cancer.

•PSMA: With PSMA-PL2202, we are developing an optimized ADC directed against a validated target with high potential impact in metastatic castrate resistant prostate cancer.

•ASCT2: And with ASCT2-PL2202, we are designing an optimized ADC directed against a novel target with high potential impact in many indications including - but not limited to - colorectal cancer and non-small cell lung cancer.

Beyond this, we are further diversifying our toolbox with drugs with other Mode of Actions, including other DNA damaging agents and immunomodulators and focus on conjugation technology to develop dual conjugate ADCs based on two different drugs with orthogonal modes of action.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except percentages and per share)	2024	2023	Change	% Change
Revenue
Product revenues, net	$17,848	$18,953	$(1,105)	(5.8)%
License revenues and royalties	205	39	166	425.6%
Total revenue, net	18,053	18,992	(939)	(4.9)%

Operating expense
Cost of product sales	(2,510)	27	(2,537)	N/A
Research and development	(25,735)	(38,375)	12,640	(32.9)%
Selling and marketing	(11,390)	(15,351)	3,961	(25.8)%
General and administrative	(12,031)	(15,503)	3,472	(22.4)%
Total operating expense	(51,666)	(69,202)	17,536	(25.3)%
Loss from operations	(33,613)	(50,210)	16,597	(33.1)%

Other income (expense)
Interest income	2,948	2,175	773	35.5%
Interest expense	(12,496)	(10,291)	(2,205)	21.4%
Other, net	(2,595)	833	(3,428)	(411.5)%
Total other expense	(12,143)	(7,283)	(4,860)	66.7%

Loss before income taxes	(45,756)	(57,493)	11,737	(20.4)%
Income tax expense	(163)	(518)	355	(68.5)%
Loss before equity in net losses of joint venture	(45,919)	(58,011)	12,092	(20.8)%
Equity in net losses of joint venture	(687)	(1,363)	676	(49.6)%
Net loss	$(46,606)	$(59,374)	$12,768	(21.5)%

Net loss per share, basic and diluted	$(0.56)	$(0.73)	$0.17	(23.1)%

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
Product revenues, net, was $17.8 million for the three months ended March 31, 2024 as compared to $19.0 million for the three months ended March 31, 2023, a decrease of $1.1 million, or 5.8%. The decrease is attributable to higher GTN deductions, including GTN deductions due to the Infrastructure Investment and Jobs Act's requirement for manufacturers of certain single-source drugs separately paid for under Medicare Part B and marketed in single-dose containers to provide annual refunds ("discarded drug rebate") for unused drug, as well as lower volume, partially offset by a higher price.

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
License revenues and royalties were $205 thousand for the three months ended March 31, 2024 as compared to $39 thousand for the three months ended March 31, 2023.
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
Cost of product sales were $2.5 million for the three months ended March 31, 2024 as compared to a benefit to cost of product sales of $27 thousand for the three months ended March 31, 2023. The increase is primarily attributable to a $0.6 million increase in our excess inventory reserve and a $1.1 million batch cancellation fee recognized during the three months ended March 31, 2024, as well as a $0.3 million manufacturing credit received from a contract manufacturer which was recorded as a reduction to cost of product sales for the three months ended March 31, 2023.

Research and Development Expenses
The following table summarizes our research and development expenses for our major development programs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
ZYNLONTA	$14,999	$19,228	$(4,229)
Cami	665	5,746	(5,081)
ADCT-601	3,324	1,969	1,355
ADCT-602	304	335	(31)
ADCT-901	929	1,542	(613)
ADCT-212	86	2,288	(2,202)
Preclinical product candidates and research pipeline	3,691	2,355	1,336
Not allocated to specific programs(1)	2,287	1,810	477
Share-based compensation (reversal) expense	(550)	3,102	(3,652)
Research and development expenses	$25,735	$38,375	$(12,640)
(1) Includes third-party contracting and employee expenses, as well as expense for preclinical research, storage, shipping and lab consumables that span multiple programs.
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
Our R&D expenses were $25.7 million for the three months ended March 31, 2024 as compared to $38.4 million for the three months ended March 31, 2023, a decrease of $12.6 million, or 32.9%.
ZYNLONTA
Research and development expenses for ZYNLONTA were $15.0 million for the three months ended March 31, 2024 as compared to $19.2 million for the three months ended March 31, 2023, a decrease of $4.2 million. The decrease was primarily due to lower clinical trial costs for LOTIS 3, LOTIS 6 and LOTIS 7, as well as lower professional fees related to ZYNLONTA for the three months ended March 31, 2024 as a result of productivity initiatives and portfolio prioritization.

Cami
Research and development expenses for Cami were $0.7 million for the three months ended March 31, 2024 as compared to $5.7 million for the three months ended March 31, 2023, a decrease of $5.1 million. The decrease was primarily due to our evaluation of FDA feedback and decision to stop the program.

ADCT-601

Research and development expenses for ADCT-601 were $3.3 million for the three months ended March 31, 2024 as compared to $2.0 million for the three months ended March 31, 2023, an increase of $1.4 million. The increase is primarily attributable to higher patient enrollment and progress towards the completion of the study.
ADCT-212
Research and development expenses for ADCT-212 were $0.1 million for the three months ended March 31, 2024 as compared to $2.3 million for the three months ended March 31, 2023, a decrease of $2.2 million. The decrease is primarily attributable to a decrease in expenses related to IND enabling analytical work. We have re-prioritized the R&D pipeline to focus resources on the most advanced, lower risk value-generating programs and have therefore paused investments on this preclinical program.

Preclinical product candidates and research pipeline

Research and development expenses associated with our preclinical product candidates and research pipeline were $3.7 million for the three months ended March 31, 2024 as compared to $2.4 million for the three months ended March 31, 2023, an increase of $1.3 million. The increase is primarily attributable to increased spending on our research strategy, platform and pipeline initiatives including Claudin-6, Napi2b, PSMA and ASCT2.

Share-based compensation

Share-based compensation reversals were $0.6 million for the three months ended March 31, 2024 as compared to expense of $3.1 million for the three months ended March 31, 2023, a decrease of $3.7 million. The decrease was primarily driven by fluctuations in our share price and forfeitures of awards in connection with employee terminations.
Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
External costs and overhead	$5,812	$7,360	$(1,548)
Employee expenses(1)	6,218	7,284	(1,066)
Share-based compensation (reversal) expense	(640)	707	(1,347)
Selling and marketing expenses	$11,390	$15,351	$(3,961)
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

Selling and marketing expenses were $11.4 million for the three months ended March 31, 2024 as compared to $15.4 million for the three months ended March 31, 2023, a decrease of $4.0 million or 25.8%. The decrease in external costs and overhead was primarily attributable to $1.5 million in lower spend on marketing and advertising expenses as a result of reduced spending initiatives within the US. The decrease in employee expenses was primarily due to lower wages and benefits of $1.1 million primarily due to decreased headcount. The decrease in share-based compensation expense of $1.3 million was primarily due to fluctuations in our share price and forfeitures of awards in connection with employee terminations.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
External costs and overhead	$5,877	$4,937	$940
Employee expenses(1)	4,806	6,301	(1,495)
Share-based compensation expense	1,348	4,265	(2,917)
General and administrative expenses	$12,031	$15,503	$(3,472)
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
General and administrative expenses were $12.0 million for the three months ended March 31, 2024 as compared to $15.5 million for the three months ended March 31, 2023, a decrease of $3.5 million, or 22.4%. The increase in external costs and overhead was primarily related to higher legal and audit fees of $1.4 million, partially offset by lower insurance costs of $0.5 million. The decrease in employee expenses was primarily due to lower wages and benefits of $1.5 million primarily as a result of higher compensation costs associated with the transition of certain executives during the three months ended March 31, 2023. The decrease in share-based compensation expense was primarily due to fluctuations in our share price and forfeitures of awards in connection with employee terminations.

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
Interest income was $2.9 million for the three months ended March 31, 2024 as compared to $2.2 million for the three months ended March 31, 2023, an increase of $0.8 million. The increase was due to higher yields received on our cash deposits during the three months ended March 31, 2024.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $12.5 million for the three months ended March 31, 2024 as compared to $10.3 million for the three months ended March 31, 2023, an increase of $2.2 million, or 21.4%. The increase was related to higher accretion of our deferred royalty obligation with HCR as a result of the $73.1 million, net of transaction costs, received in June 2023 as debt upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country.
Other, net
Other, net consists primarily of changes in the fair value (gains or losses) of the Deerfield warrant obligation; and cumulative catch-up adjustments related to our deferred royalty obligation.
Other, net for the three months ended March 31, 2024 and 2023 included the following:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Deerfield warrant obligation, change in fair value (expense) income	(3,068)	$616	$(3,684)
Cumulative catch-up adjustment, deferred royalty obligation	263	129	134
Exchange differences loss	(37)	(52)	15
R&D tax credit	247	140	107
Total	$(2,595)	$833	$(3,428)
Deerfield Warrant Obligation, Change in Fair Value (Expense) Income
Pursuant to an Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to Deerfield to purchase an aggregate of 4,412,840 common shares. The Deerfield warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on August 15, 2022 and is remeasured to fair value at the end of each reporting period. The (expense) income of $(3.1) million and $0.6 million as a result of changes in the warrant obligation for the three months ended March 31, 2024 and 2023, respectively, was primarily due to the (increase) decrease in fair value of the underlying shares during the respective periods.
Income Tax Expense
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax expense of $0.2 million for the three months ended March 31, 2024 as compared to $0.5 million for the three months ended March 31, 2023, primarily driven by our US operations and transfer pricing model which was implemented in the fourth quarter of 2023.

Equity in Net Losses of Joint Venture

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Share of Overland ADCT BioPharma net loss	$(687)	$(1,363)	$676

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $0.7 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in Overland ADCT BioPharma's net loss for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to lower R&D costs as the BLA submitted by Overland ADCT BioPharma has been accepted and granted priority review by the NMPA.

Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $234.3 million. We believe that our current capital resources are sufficient to fund our operation and meet capital requirements for the next twelve months from the date of this report.
We plan to continue to fund our operating needs through our existing cash and cash equivalents, revenues from sales of ZYNLONTA, and potential milestone and royalty payments under our licensing agreements and additional equity financings, debt financings and/or other forms of financing, as well as funds provided by collaborations. We are actively seeking to consummate a financing transaction to extend our cash runway. We are also continuously exploring strategic collaborations, business combinations, licensing opportunities or similar strategies for clinical development and commercialization of ZYNLONTA and/or our product candidates.

Sources of Liquidity and Capital Resources
To date, we have financed our operations primarily through equity financings, convertible debt and senior secured term loan financings, and additional funds provided by collaborations and royalty financings and sales of ZYNLONTA in the United States. For a description of the Loan Agreement, HCR Agreement and other license and collaboration agreements, see “Item 1. Business - Material Contracts” in our Annual Report.

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

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Net cash (used in) provided by:
Operating activities	$(44,095)	$(15,392)	$(28,703)
Investing activities	(531)	(1,016)	485
Financing activities	356	425	(69)
Net change in cash and cash equivalents	$(44,270)	$(15,983)	$(28,287)
Net Cash Used in Operating Activities
Net cash used in operating activities was $44.1 million for the three months ended March 31, 2024 as compared to $15.4 million for the three months ended March 31, 2023, an increase of $28.7 million. The increase in cash used in operating activities on a period over period basis was primarily due to the receipt of the $50.0 million in Sobi license milestone during the three months ended March 31, 2023 which was recognized in revenue in December 2022 upon approval of the Marketing Authorisation Application by the European Commission for ZYNLONTA in third-line DLBCL, partially offset by lower cash expenditures in the period related to operating expenses in advancing development of our pipeline and the commercialization of ZYNLONTA.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2024 as compared to $1.0 million for the three months ended March 31, 2023, a decrease of $0.5 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.4 million for both the three months ended March 31, 2024 and 2023 and primarily related to share issuances under our employee stock purchase plan.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations and Commitments

There have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report.

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements. There have been no material changes to the significant accounting estimates previously disclosed in our Annual Report.

Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are not required to provide the information required by this Item 3 as we are a smaller reporting company.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the period covered by this report that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. As of the date of this Quarterly Report, we do not believe that we are party to any claim or litigation, the outcome of which would, individually or in the aggregate, be reasonably expected to have a material adverse effect on our business.

Item 1A. Risk Factors

Below we are providing, in supplemental form, additions to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

We do not control the conduct of current or any potential future investigator-initiated clinical trials, and the data from such trials is not subject to our review or quality control.

We have provided clinical data from an investigator-initiated Phase 2 clinical trial of ZYNLONTA for the treatment of relapsed/refractory marginal zone lymphoma. In the future, we may provide clinical data from this and other investigator-initiated clinical trials. We do not control the design or administration of such trials, nor the submission, approval or maintenance of any regulatory and institutional filings required to conduct such trials. Furthermore, we have limited or no rights to audit, review or apply quality control procedures to the clinical data generated from such trials. As a result, we have no control over the conduct of such trials and the timing of any data releases from such trials and we cannot be certain that such trials are or will be conducted in accordance with applicable regulatory requirements or that the clinical data provided to us by the investigators of such trials are accurate, reliable or complete.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the period covered by this report.

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	6-K	001-39071	99.1	June 14, 2023
4.1	Letter Agreement, dated January 18, 2024 between ADC Therapeutics SA and Redmile LLC.	8-K	001-39071	10.1	January 24, 2024
10.1	First Amendment to the Loan Agreement and Guaranty, dated January 16, 2024, among ADC Therapeutics SA, ADC Therapeutics (UK) Limited, ADC Therapeutics America, Inc., the lenders party thereto and Blue Owl Opportunistic Master Fund I, L.P., as administrative agent and collateral agent	8-K	001-39071	10.1	January 19, 2024
10.2	Limited Waiver and Consent to Loan Agreement and Guaranty	10-K	001-39071	10.8.2	March 13, 2024
10.3	Annual Bonus Plan	8-K	001-39071	10.1	February 29, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA
/s/ Ameet Mallik
Date: May 6, 2024	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: May 6, 2024	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: May 6, 2024	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)