Form 10-Q
period 2024-06-30
ADC Therapeutics SA
filed 2024-08-06
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of common shares outstanding was 96,647,450 as of August 1, 2024.

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
•our ability to identify and successfully enter into strategic collaborations for research or licensing opportunities in the future;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$300,119	$278,598
Accounts receivable, net	22,868	25,182
Inventory	15,191	16,177
Prepaid expenses and other current assets	17,181	16,334
Total current assets	355,359	336,291
Property and equipment, net	5,483	5,622
Operating lease right-of-use assets	9,685	10,511
Interest in joint venture	260	1,647
Other long-term assets	992	711
Total assets	$371,779	$354,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,708	$15,569
Accrued expenses and other current liabilities	46,924	52,101
Total current liabilities	57,632	67,670
Deferred royalty obligation, long-term	316,211	303,572
Senior secured term loans	113,673	112,730
Operating lease liabilities, long-term	9,309	10,180
Other long-term liabilities	6,624	8,879
Total liabilities	503,449	503,031
Commitments and contingencies (See Note 13)
Shareholders’ equity (deficit)
Common shares, at CHF 0.08 par value	8,233	7,312
Issued shares: 99,453,858 at June 30, 2024 and 89,041,946 December 31, 2023; outstanding shares: 96,469,641 at June 30, 2024 and 82,293,137 at December 31, 2023
Additional paid-in capital	1,279,296	1,180,545
Treasury shares	(239)	(541)
At June 30, 2024: 2,984,217 and December 31, 2023: 6,748,809
Accumulated other comprehensive loss	(338)	(93)
Accumulated deficit	(1,418,622)	(1,335,472)
Total shareholders’ equity (deficit)	(131,670)	(148,249)
Total liabilities and shareholders’ equity (deficit)	$371,779	$354,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product revenues, net	$17,030	$19,197	$34,878	$38,150
License revenues and royalties	380	86	585	125
Total revenue, net	17,410	19,283	35,463	38,275
Operating expense
Cost of product sales	(1,217)	(1,132)	(3,727)	(1,105)
Research and development	(24,295)	(31,342)	(50,030)	(69,717)
Selling and marketing	(10,701)	(14,456)	(22,091)	(29,807)
General and administrative	(10,238)	(12,002)	(22,269)	(27,505)
Total operating expense	(46,451)	(58,932)	(98,117)	(128,134)
Loss from operations	(29,041)	(39,649)	(62,654)	(89,859)
Other income (expense)
Interest income	3,253	2,372	6,201	4,547
Interest expense	(12,679)	(10,309)	(25,175)	(20,600)
Other, net	2,754	(5,067)	159	(4,234)
Total other expense, net	(6,672)	(13,004)	(18,815)	(20,287)
Loss before income taxes	(35,713)	(52,653)	(81,469)	(110,146)
Income tax (expense) benefit	(234)	4,498	(397)	3,980
Loss before equity in net losses of joint venture	(35,947)	(48,155)	(81,866)	(106,166)
Equity in net losses of joint venture	(597)	(767)	(1,284)	(2,130)
Net loss	$(36,544)	$(48,922)	$(83,150)	$(108,296)
Net loss per share
Net loss per share, basic and diluted	$(0.38)	$(0.60)	$(0.93)	$(1.33)
Weighted average shares outstanding, basic and diluted	95,691,245	81,471,127	89,121,783	81,140,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(36,544)	$(48,922)	$(83,150)	$(108,296)
Other comprehensive (loss) income:
Remeasurement of defined benefit plan	(81)	(40)	(81)	(79)
Currency translation differences	17	170	(61)	311
Other comprehensive (loss) income before share of other comprehensive loss in joint venture	(64)	130	(142)	232
Share of other comprehensive loss in joint venture	(73)	(444)	(103)	(700)
Other comprehensive loss	(137)	(314)	(245)	(468)
Total comprehensive loss	$(36,681)	$(49,236)	$(83,395)	$(108,764)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Three and Six Months Ended June 30, 2024

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
April 1, 2024	89,041,946	$7,312	$1,181,020	(6,264,720)	$(502)	$(201)	$(1,382,078)	$(194,449)
Loss for the period	—	—	—	—	—	—	(36,544)	(36,544)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(81)	—	(81)
Foreign currency translation adjustment	—	—	—	—	—	17	—	17
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(64)	—	(64)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(73)	—	(73)
Total other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Total comprehensive loss for the period	—	—	—	—	—	(137)	(36,544)	(36,681)
Vestings of RSUs	—	—	(22)	254,899	22	—	—	—
Exercise of options	—	—	40	25,604	1	—	—	41
Issuance of shares, underwritten offering, net of transaction costs	10,411,912	921	59,345	3,000,000	240	—	—	60,506
Issuance of warrants, underwritten offering, net of transaction costs	—	—	36,925	—	—	—	—	36,925
Share-based compensation expense	—	—	1,988	—	—	—	—	1,988
	10,411,912	921	98,276	3,280,503	263	—	—	99,460
June 30, 2024	99,453,858	$8,233	$1,279,296	(2,984,217)	$(239)	$(338)	$(1,418,622)	$(131,670)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2024	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)
Loss for the period	—	—	—	—	—	—	(83,150)	(83,150)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(81)	—	(81)
Foreign currency translation adjustment	—	—	—	—	—	(61)	—	(61)
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(142)	—	(142)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(103)	—	(103)
Total other comprehensive loss	—	—	—	—	—	(245)	—	(245)
Total comprehensive loss for the period	—	—	—	—	—	(245)	(83,150)	(83,395)
Vestings of RSUs	—	—	(42)	502,929	42	—	—	—
Exercise of options	—	—	72	31,988	2	—	—	74
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	305	229,675	18	—	—	323
Issuance of shares, underwritten offering, net of transaction costs	10,411,912	921	59,345	3,000,000	240	—	—	60,506
Issuance of warrants, underwritten offering, net of transaction costs	—	—	36,925	—	—	—	—	36,925
Share-based compensation expense	—	—	2,146	—	—	—	—	2,146
	10,411,912	921	98,751	3,764,592	302	—	—	99,974
June 30, 2024	99,453,858	$8,233	$1,279,296	(2,984,217)	$(239)	$(338)	$(1,418,622)	$(131,670)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Three and Six Months Ended June 30, 2023

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
April 1, 2023	89,041,946	$7,312	$1,174,879	(8,014,180)	$(645)	$1,669	$(1,154,793)	$28,422
Loss for the period	—	—	—	—	—	—	(48,922)	(48,922)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(40)	—	(40)
Foreign currency translation adjustment	—	—	—	—	—	170	—	170
Other comprehensive income before share of other comprehensive loss in joint venture	—	—	—	—	—	130	—	130
Share of other comprehensive loss in joint venture	—	—	—	—	—	(444)	—	(444)
Total other comprehensive loss	—	—	—	—	—	(314)	—	(314)
Total comprehensive loss for the period	—	—	—	—	—	(314)	(48,922)	(49,236)
Vestings of RSUs	—	—	(88)	1,014,215	88	—	—	—
Share-based compensation expense	—	—	1,118	—	—	—	—	1,118
	—	—	1,030	1,014,215	88	—	—	1,118
June 30, 2023	89,041,946	$7,312	$1,175,909	(6,999,965)	$(557)	$1,355	$(1,203,715)	$(19,696)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2023	89,041,946	$7,312	$1,166,414	(8,399,419)	$(679)	$1,823	$(1,095,419)	$79,451
Loss for the period	—	—	—	—	—	—	(108,296)	(108,296)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(79)	—	(79)
Foreign currency translation adjustment	—	—	—	—	—	311	—	311
Other comprehensive income before share of other comprehensive loss in joint venture	—	—	—	—	—	232	—	232
Share of other comprehensive loss in joint venture	—	—	—	—	—	(700)	—	(700)
Total other comprehensive loss	—	—	—	—	—	(468)	—	(468)
Total comprehensive loss for the period	—	—	—	—	—	(468)	(108,296)	(108,764)
Vestings of RSUs	—	—	(111)	1,269,106	111	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	414	130,348	11	—	—	425
Share-based compensation expense	—	—	9,192	—	—	—	—	9,192
	—	—	9,495	1,399,454	122	—	—	9,617
June 30, 2023	89,041,946	$7,312	$1,175,909	(6,999,965)	$(557)	$1,355	$(1,203,715)	$(19,696)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash used in operating activities
Net loss	$(83,150)	$(108,296)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	—	(5,172)
Share-based compensation expense	2,146	9,192
Accretion expense of deferred royalty obligation	13,790	5,346
Amortization of debt discount, senior secured term loan	943	1,503
Cumulative catch-up adjustment, deferred royalty obligation	(526)	5,288
Write-downs of inventory	1,036	780
Depreciation	657	536
Amortization of operating lease right-of-use assets	1,024	999
Share of results in joint venture	1,284	2,130
Warrant obligations, increase (decrease) in fair value	838	(636)
Other	(240)	18
Changes in operating assets and liabilities:
Accounts receivable, net	2,314	49,089
Inventory	(50)	(2,400)
Other current assets	(859)	4,930
Other long-term assets	(287)	200
Accounts payable	(6,083)	(687)
Accrued expenses and other short-term liabilities	(5,732)	(15,588)
Operating lease liabilities	(1,028)	(714)
Other long-term liabilities	(3,017)	3,102
Net cash used in operating activities	(76,940)	(50,380)
Cash flows from investing activities
Payment for purchases of property and equipment	(561)	(2,228)
Net cash used in investing activities	(561)	(2,228)
Cash flows provided by financing activities
Proceeds from common shares, 2024 Equity Offering, net of transaction costs	61,731	—
Proceeds from 2024 Pre-Funded Warrants, net of transaction costs	36,925	—
Proceeds from deferred royalty transaction, net of transaction costs	—	73,102
Proceeds from share issuance under stock purchase plan	323	425
Proceeds from the exercise of stock options	74	—
Net cash provided by financing activities	99,053	73,527
Net increase in cash and cash equivalents	21,552	20,919
Exchange (losses)/gains on cash and cash equivalents	(31)	150
Cash and cash equivalents at beginning of period	278,598	326,441
Cash and cash equivalents at end of period	$300,119	$347,510
Supplemental Cash Flow Information:
Interest paid	$7,874	$7,522
Interest received	7,635	5,167
Payments made under royalty financing transaction	2,569	6,230
Supplemental Non-Cash Investing and Financing Activities:
Transaction costs recorded in Accounts payable and other current liabilities	1,225	—
Capital expenditures recorded in Accounts payable and Accrued expenses and other current liabilities	—	270

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company was incorporated on June 6, 2011 under the laws of Switzerland, with its registered office located at Route de la Corniche 3B, 1066 Epalinges, Switzerland. The Company has three wholly-owned subsidiaries: ADC Therapeutics America, Inc. (“ADCT America”), which was incorporated in Delaware, USA on December 10, 2014, ADC Therapeutics (UK) Ltd (“ADCT UK”), which was incorporated in England on December 12, 2014 and ADC Therapeutics (NL) B.V. which was incorporated in the Netherlands on February 25, 2022. The Company and its three subsidiaries form the ADCT Group (the “Group”).

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period or for any future period.

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

Going Concern

We are responsible for evaluating, and providing disclosure of uncertainties about, our ability to continue as a going concern. As of June 30, 2024, we had cash and cash equivalents of $300.1 million. Based on our evaluation, we concluded there is no substantial doubt about our ability to continue as a going concern within one year from the date the unaudited condensed consolidated financial statements were issued.

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

The Deerfield warrants, which are measured at fair value on a recurring basis, were as follows as of June 30, 2024 and December 31, 2023:

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2024:
Deerfield warrant obligation	$1,134	$—	$1,134	$—
Total	$1,134	$—	$1,134	$—

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023:
Deerfield warrant obligation	$296	$—	$296	$—
Total	$296	$—	$296	$—
Fair values must be estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in note 10, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of June 30, 2024 and December 31, 2023 inventory consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Work in progress	$15,123	$16,095
Finished goods	68	82
Total inventory, net	$15,191	$16,177
Inventory write-downs of $288 and $1,036 were recognized for the three and six months ended June 30, 2024, respectively, and $727 and $780 were recognized for the three and six months ended June 30, 2023, respectively, and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations.
5.Property and equipment
Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$3,905	$3,953
Laboratory equipment	4,154	3,652
Office equipment	977	1,119
Hardware and computer software	1,138	1,173
	10,174	9,897
Less: accumulated depreciation	(4,691)	(4,275)
Property and equipment, net	$5,483	$5,622

Depreciation expense was $326 and $657 for the three and six months ended June 30, 2024, respectively, and $273 and $536 for the three and six months ended June 30, 2023, respectively.
6.Interest in joint venture
On December 14, 2020, the Company formed a new joint venture company, Overland ADCT BioPharma, with Overland Pharmaceuticals (“Overland”) to develop and commercialize ZYNLONTA, and three of the Company’s ADC product candidates, ADCT-601, ADCT-602 and ADCT-901 (collectively, the “Licensed Products”), in greater China and Singapore (the “Territory”).
The table below provides a rollforward of the Company’s interest in Overland ADCT BioPharma as of June 30, 2024 and December 31, 2023.

(in thousands)
Interest in joint venture
January 1, 2023	$7,613
Share of comprehensive loss in joint venture	(5,966)
December 31, 2023	$1,647
Share of comprehensive loss in joint venture	(1,387)
June 30, 2024	$260
7.Income taxes

Income tax expense for the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively, relative to loss before income taxes of $35.7 million and $81.5 million, respectively. The income tax benefit for the three and six months ended June 30, 2023 was $4.5 million and $4.0 million, respectively, relative to loss before income taxes of $52.7 million and $110.1 million, respectively. The expense for the three and six months ended June 30, 2024 is the result of income generated by our UK operations for which tax expense has been recognized based on a full year estimated income tax liability, and the inability to recognize benefit on losses in the U.S. and Switzerland. Whereas the benefit for the three and six months ended June 30, 2023 was the result of income generated in the U.S. and UK. The decrease in income for the US operations is due to a change in the Company operating and transfer pricing model which was implemented in October 2023. We retain a full valuation allowance against all deferred tax assets, and each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
8.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued R&D costs	$18,304	$24,902
Accrued payroll and benefits	8,088	12,693
Gross-to-net sales adjustments, short-term	8,180	1,543
Operating lease liabilities, short-term	1,415	1,467
Other	10,937	11,496
	$46,924	$52,101

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

For the three and six months ended June 30, 2024, the Company recorded interest expense on the senior secured term loan in the amount of $4,413 and $8,816, respectively, and $4,480 and $9,020 for the three and six months ended June 30, 2023, respectively, which was recorded in interest expense in the unaudited condensed consolidated statements of operations. The effective interest rate (“EIR”) at June 30, 2024 was 16.83%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$3,973	$3,807	$7,873	$7,517
Amortization of debt discount	440	673	943	1,503
Total	$4,413	$4,480	$8,816	$9,020
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $113.7 million and $112.7 million as of June 30, 2024 and December 31, 2023, respectively.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2024 (remainder)	$—
2025	—
2026	3,090
2027	9,330
2028	12,480
Thereafter	99,840
Total	$124,740

10.Deerfield warrants
Pursuant to the Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to purchase an aggregate of 4,412,840 common shares. The warrants consist of warrants to purchase an aggregate of 2,631,578 common shares at an exercise price of $24.70 per share and warrants to purchase an aggregate of 1,781,262 common shares at an exercise price of $28.07 per share. Each warrant is exercisable, on a cash or a cashless basis, at the option of the holder, at any time on or prior to May 19, 2025. The warrant obligation, which is included in other long-term liabilities in the unaudited condensed consolidated balance sheets, is remeasured to fair value at the end of each reporting period. Changes in the fair value (gains or losses) of the warrant obligation at the end of each period are recorded in the unaudited condensed consolidated statements of operations.

During the three and six months ended June 30, 2024, the Company recognized income (expense) of $2,230 and $(838), respectively, and $20 and $636 for the three and six months ended June 30, 2023, respectively, as a result of changes in the fair value of the warrant obligation. The fair value of the warrant obligation as of June 30, 2024 and December 31, 2023 was $1,134 and $296, respectively. The increase in fair value of the warrant obligation from December 31, 2023 to June 30, 2024 was primarily due to the increase in the fair value of the underlying shares during the respective period. This amount was recorded to Other, net in the unaudited condensed consolidated statements of operations. See note 16, "Other income (expense)" for further information.

The Company used a third-party valuation firm to assist in calculating the fair value of the Deerfield warrant obligation, using the Black-Scholes option-pricing model. Key inputs for the valuation of the warrant obligation as of June 30, 2024 and December 31, 2023 were as follows:

	As of	As of
	June 30, 2024	December 31, 2023
Exercise price in $	24.70 and 28.07	24.70 and 28.07
Share price in $	3.16	1.66
Risk-free interest rate	5.1%	4.6%
Expected volatility	140.6%	116.0%
Expected term (months)	10.7 months	16.7 months
Dividend yield	—	—
Black-Scholes value in $	0.27 and 0.23	0.07 and 0.06

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
The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Liability balance at January 1, 2023	$222,277
Plus: Additional proceeds from the sale of future royalties	75,000
Less: Transaction costs	1,898
Less: royalty payments	8,709
Plus: interest expense	27,915
Less: cumulative catch-up adjustment, Other, net	4,972
Liability balance at December 31, 2023	309,613
Less: royalty payments	2,569
Plus: interest expense	16,359
Less: cumulative catch-up adjustment, Other, net	526
Liability balance at June 30, 2024	$322,877

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

The net periodic benefit cost for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net periodic benefit cost:
Service cost	$183	$275	$347	$447
Interest cost	37	75	75	149
Expected return on plan assets	(59)	(83)	(118)	(165)
Amortization of prior service cost	(40)	(40)	(81)	(79)
Net periodic benefit cost	$121	$227	$223	$352

The components of net periodic benefit cost are included in operating expense on the unaudited condensed consolidated statements of operations.
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

Contingent liabilities

From time to time, we may be involved in various legal matters generally incidental to our business. Although the results of litigation and claims cannot be predicted with certainty, after discussion with legal counsel, we are not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on our unaudited condensed consolidated financial condition, liquidity, or results of operation.

14.Shareholders’ equity

2024 Equity Offering

In May 2024, the Company completed an underwritten offering of equity securities in which 13,411,912 of the Company’s common shares were sold to public investors at a price of $4.90 per share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 8,163,265 of the Company’s common shares were sold to public investors at a price of $4.81 per pre-funded warrant, which equals the per share 2024 Equity Offering price, less the CHF 0.08 exercise price for each pre-funded warrant (collectively, the “2024 Equity Offering”). Gross proceeds from the 2024 Equity Offering were approximately $105.0 million, and, after giving effect to $7.6 million of transaction costs related to the offering, net proceeds were approximately $97.4 million.

The 2024 Pre-Funded Warrants are exercisable, on a cash basis (or, if there is no registration statement and current prospectus covering the issuance of the shares upon exercise, then on a cashless basis), at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the Pre-Funded Warrant. The Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.

Accounting for the 2024 Equity Offering and Pre-Funded Warrants

The Company has accounted for the common shares and 2024 Pre-funded Warrants described above each as freestanding financial instruments.

The common shares were issued from the Company’s share capital and treasury shares at par value. The common shares were recorded as $60.5 million to equity for the issuance of the common shares, net of transaction costs accrued and paid, and an increase in cash and cash equivalents.

The warrants are freestanding financial instruments that are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815, including the warrant holders cannot require “net cash settlement” in a circumstance outside of the Company’s control, and there is sufficient authorized and unissued shares to settle the warrants. Accordingly, these warrants are recognized as $36.9 million in equity and accounted for as a component of additional paid-in capital at the time of issuance, net of transaction costs paid, and an increase in cash and cash equivalents.

Transaction costs have been allocated to the warrants and the common shares based on the relative fair value method. Transaction costs associated to the warrants and common shares have been deducted from the respective instrument in equity.

15.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Types of goods and services
Product revenue, net	$17,030	$19,197	$34,878	$38,150
Royalties	380	86	585	125
Total revenue	$17,410	$19,283	$35,463	$38,275

Customer Location
U.S.	$17,030	$19,197	$34,878	$38,150
EMEA(1)	380	86	585	125
Total revenue	$17,410	$19,283	$35,463	$38,275

(1) Europe, the Middle East and Africa

Product revenue, net
The table below provides a rollforward of the Company’s accruals related to the GTN sales adjustments for the three and six months ended June 30, 2024:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of April 1, 2024	$9,393	$3,768	$13,161
GTN accruals for current period	1,858	3,759	5,617
Prior period adjustments	—	(791)	(791)
Credits, payments and reclassifications	—	(3,479)	(3,479)
Balance as of June 30, 2024	$11,251	$3,257	$14,508

Balance as of January 1, 2024	$7,391	$3,946	$11,337
GTN accruals for current period	3,904	8,217	12,121
Prior period adjustments	(44)	(1,020)	(1,064)
Credits, payments and reclassifications	—	(7,886)	(7,886)
Balance as of June 30, 2024	$11,251	$3,257	$14,508
The table below provides a rollforward of the Company’s accruals related to the GTN sales adjustments for the three and six months ended June 30, 2023:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of April 1, 2023	$1,316	$3,046	$4,362
GTN accruals for current period	1,485	4,298	5,783
Prior period adjustments	—	(229)	(229)
Credits, payments and reclassifications	—	(4,182)	(4,182)
Balance as of June 30, 2023	$2,801	$2,933	$5,734

Balance as of January 1, 2023	$—	$3,746	$3,746
GTN accruals for current period	2,801	8,598	11,399
Prior period adjustments	—	(877)	(877)
Credits, payments and reclassifications	—	(8,534)	(8,534)
Balance as of June 30, 2023	$2,801	$2,933	$5,734

The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

(in thousands)	June 30, 2024	December 31, 2023
Accounts receivable, net	$2,424	$2,403
Other current and non-current liabilities	12,084	8,934
	$14,508	$11,337

Customers from which we derive more than 10% of our total product revenues for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
McKesson	37%	38%	40%	38%
AmerisourceBergen Corporation	35%	37%	36%	37%
Cardinal Health	28%	25%	24%	25%
16.Other income (expense)

Interest Income
Interest income includes interest received from banks on our cash balances. Interest income was $3.3 million and $6.2 million for the three and six months ended June 30, 2024, respectively, and $2.4 million and $4.5 million for the three and six months ended June 30, 2023, respectively.

Interest Expense

The components of Interest expense for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Deferred royalty obligation interest expense	$8,266	$5,829	$16,359	$11,575
Effective interest expense on senior secured term loan facility	4,413	4,480	8,816	9,020
Other interest expense	—	—	—	5
Interest expense	$12,679	$10,309	$25,175	$20,600

Other, net

The components of Other, net for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Deerfield warrant obligation, change in fair value income (expense)	$2,230	$20	$(838)	$636
Cumulative catch-up adjustment income (expense), deferred royalty obligation	263	(5,417)	526	(5,288)
Exchange differences (loss) gain	(59)	15	(96)	(37)
R&D tax credit	320	315	567	455
Other, net	$2,754	$(5,067)	$159	$(4,234)
17.Share-based compensation

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
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 17,741,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of June 30, 2024, the Company has 4,806,185 common shares available for the future issuance of share-based equity awards.

As of June 30, 2024 and December 31, 2023, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $157,773 and $157,906, respectively. The amounts of expense (reversal) recognized for all awards for services received during the three and six months ended June 30, 2024 were $848 and $(133), respectively, and $1,010 and $8,987 during the three and six months ended June 30, 2023, respectively.

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. As of June 30, 2024, the Company has 2,833,459 common shares available for the future issuance of share-based equity awards.
As of June 30, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $2,357. The amounts of expense for all awards recognized for services received during the three and six months ended June 30, 2024 was $975 and $2,038, respectively.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 1,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of June 30, 2024, the Company has 688,800 common shares available for the future issuance of share-based equity awards under this plan.
As of June 30, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Inducement Plan was $95. The amounts of expense for all awards recognized for services received during the three and six months ended June 30, 2024 was $95 under this plan.
Share Options

Pursuant to the 2019 Equity Incentive Plan, the Conditional Share Capital Plan and Inducement Plan (the “Share-based Compensation Plans”), the Company may grant share options to its directors, certain employees and service providers working for the benefit of the Company at the time. The exercise price per share option is set by the Company at the fair market value of the underlying common shares on the date of grant, as determined by the Company, which is generally the closing share price of the Company’s common shares traded on the NYSE. The awards generally vest 25% on the first anniversary of the date of grant, and thereafter evenly on a monthly basis over the subsequent three years. The contractual term of each share option award granted is ten years. Under the grant, the options may be settled only in common shares of the Company. Therefore, the grants of share options under the 2019 Equity Incentive Plan and Inducement Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets.
The expense (reversal) recognized for services received during the three and six months ended June 30, 2024 was $689 and $(745), respectively, and $(715) and $4,066 during the three and six months ended June 30, 2023, respectively.

Movements in the number of awards outstanding under the Plans described above and their related weighted average strike prices are as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2023	$11.00	10,744,406	8.14	$—
Granted	3.83	540,400
Forfeited	10.50	(428,200)
Expired	32.53	(866,595)
Exercised	2.62	(31,988)
Outstanding as of June 30, 2024	$9.23	9,958,023	7.77	$—

As of June 30, 2024, 4,910,379 awards are vested and exercisable out of the total outstanding awards of 9,958,023 common shares. As of June 30, 2024, the weighted average strike price and weighted average remaining life for vested and exercisable awards is $14.18 and 6.93 years, respectively. Awards outstanding as of June 30, 2024 have expiration dates through 2034. The weighted average grant date fair value of the awards granted during the six months ended June 30, 2024 was $3.02. The aggregate intrinsic value of vested and exercisable options was zero. As of June 30, 2024, the unrecognized compensation cost related to 5,047,644 unvested share options expected to vest was $9.8 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.53 years.
The fair values of the options granted under the 2019 Equity Incentive Plan and the Inducement Plan were determined on the date of the grant using the Black-Scholes option-pricing model. The Company used a third-party valuation firm to assist in calculating the fair value of the award grants per participant.
The fair values of the options granted during the three and six months ended June 30, 2024 and 2023 were determined on the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Share price, in $	3.31-4.71	1.96-2.38	1.69-4.86	1.96-5.45
Strike price, in $	3.31-4.71	1.96-2.38	1.69-4.86	1.96-5.45
Expected volatility, in %	95	75-80	95	75-80
Award life, in years	6.08	6.08	6.08	6.08
Expected dividends	—	—	—	—
Risk-free interest rate, in %	4.24-4.54	3.56-4.02	3.75-4.54	3.39-4.13
During the three and six months ended June 30, 2023, the expected volatility was based on the Company’s historical volatility and selected volatility determined by median values observed among other comparable public companies. Beginning in the third quarter of 2023, the Company’s expected volatility is no longer determined by values observed among other comparable companies and is now based on the Company’s historical volatility. The award life for options granted was based on the time interval between the date of grant and the date during the ten-year life after which, when making the grant, the Company expected on average that participants would exercise their options.

RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets. The expense recognized for services received during the three and six months ended

June 30, 2024 is $1,229 and $2,745, respectively, and $1,725 and $4,921 during the three and six months ended June 30, 2023, respectively.

The following table summarizes the RSU awards outstanding as of June 30, 2024:

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2023	6,533,843	$2.03
Granted	280,000	3.16
Vested	(502,929)	9.17
Forfeited	(521,038)	1.88
June 30, 2024 (1)	5,789,876	$1.48
(1) Includes 5,166,541 RSUs outstanding in connection with the Conditional Share Capital Pan.
The total fair value of RSU awards vested (as measured on the date of vesting) during the six months ended June 30, 2024 was $2.1 million.
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
The expense recognized related to the ESPP during the three and six months ended June 30, 2024 is $70 and $146, respectively, and $108 and $205 during the three and six months ended June 30, 2023, respectively.
18.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares and pre-funded warrants outstanding during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net loss	$(36,544)	$(48,922)	$(83,150)	$(108,296)
Weighted average number of shares outstanding	95,691,245	81,471,127	89,121,783	81,140,287
Basic and diluted loss per share	$(0.38)	$(0.60)	$(0.93)	$(1.33)
For the three and six months ended June 30, 2024 and 2023, basic and diluted loss per share is calculated on the weighted average number of shares issued and outstanding and excludes shares to be issued under the Equity Incentive Plan 2019, Conditional Share Capital Plan, Inducement Plan, the Company’s warrant agreements and 2022 ESPP as the effect of including those shares would be anti-dilutive. See note 9, “Senior secured term loan facility,” note 10, “Deerfield warrants”, note 14, “Shareholders’ equity”, and note 17, “Share-based compensation expense,” for further information.

Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	Six months ended June 30,
	2024	2023
2019 Equity Incentive Plan - Share Options	9,269,223	11,293,279
Inducement Plan - Share Options	688,800	—
2019 Equity Incentive Plan - RSUs	623,335	1,108,899
Conditional Share Capital Plan - RSUs	5,166,541	—
Outstanding warrants	4,940,135	4,940,135
	20,688,034	17,342,313

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

Our goal is to be a leading ADC company that transforms the lives of those impacted by cancer. To achieve this, we are focused on unlocking the potential value of our robust ADC portfolio across two pillars of growth: hematology and solid tumors. We are a pioneer in the ADC field with specialized end-to-end capabilities unique to ADCs including a validated technology platform, a growing next-generation research & development toolbox and a proven track record that includes an approved and marketed product. We aim to expand our portfolio and accelerate the development of our pipeline through targeted investments and in collaboration with strategic partners. In this way, we plan to pursue multiple targets in parallel, enabling us to prioritize and ensure a disciplined capital allocation strategy while advancing the most promising candidates in both hematologic and solid tumors.

In the hematology space, our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. Food and Drug Administration (“FDA”) and conditional approval from the European Commission for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. We have a direct commercialization model in the US to help drive growth of ZYNLONTA. Outside the US, we continue to advance the development and commercialization of ZYNLONTA through strategic partnerships. We are seeking to continue expanding ZYNLONTA internationally, and into earlier lines of DLBCL and other indolent lymphomas, including follicular lymphoma (“FL”) and marginal zone lymphoma (“MZL”) as a single and combination agent of choice through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. In addition, we are investigating a CD-22 targeted compound, ADCT-602, in a Phase 1/2 investigator-initiated study in relapsed or refractory B-cell acute lymphoblastic leukemia.

In the solid tumor space, our clinical-stage pipeline consists of ADCT-601 (mipasetamab uzoptirine) targeting AXL as a single agent and/or in combination in sarcoma, pancreatic, and NSCLC. Our pre-clinical stage pipeline includes a portfolio of next generation investigational ADCs targeting Claudin-6, NaPi2b, PSMA and ASCT2. Investigational New Drug (IND) enabling studies are in progress for ADC targeting NaPi2b and Claudin-6 programs while PSMA and ASCT2 targeting ADCs are in drug candidate selection stage and are expected to be completed this year. In addition, we are advancing research with a range of payloads, linkers and conjugation technologies against undisclosed targets.

Recent Developments

Hematology

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

In the dose escalation portion (Part 1) of LOTIS-7, no dose-limiting toxicities (“DLTs”), no or low-grade cytokine release syndrome (“CRS”) and no immune effector cell-associated neurotoxicity syndrome (“ICANS”) were observed across all patients when ZYNLONTA was administered in combination with glofitamab or mosunetuzumab. Additionally, after the first investigator assessment, evidence of anti-tumor activity (complete response or partial response) was observed among the majority of patients, with mixed histologies including DLBCL, follicular lymphoma (“FL”) and marginal zone lymphoma (“MZL”). In addition, as of April 19, 2024, initial safety findings showed that the majority of CRS events seen were grade 1 (6 out of 18 patients) or grade 2 (2 of 18 patients), with no CRS greater than grade 2 observed in either combination arm. Furthermore, all grade 2 events responded to Tocilizumab/corticosteroids with no requirement for pressors or ICU management. Based on the data from Part 1, all three dose levels (90, 120 and 150 µg/kg) have now been cleared and enrollment in Part 2 dose expansion is ongoing with ZYNLONTA administered in combination with glofitamab at the 120 µg/kg and 150 µg/kg dose levels in 2L+ DLBCL.

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

Our Napi2b and Claudin-6 targeting ADCs are in IND-enabling studies and our PSMA and ASCT2 targeting ADCs are in drug candidate selection stage which we expect to complete this year. The Company expects to select and sponsor one targeted drug candidate for advancement toward IND enabling activity.

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

2024 Equity Offering

In May 2024, the Company completed an underwritten offering of equity securities in which 13,411,912 of the Company’s common shares were sold to public investors at a price of $4.90 per share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 8,163,265 of the Company’s common shares were sold to public investors at a price of $4.81 per pre-funded warrant, which equals the per share 2024 Equity Offering price, less the CHF 0.08 exercise price for each pre-funded warrant (collectively, the “2024 Equity Offering”). Gross proceeds from the 2024 Equity Offering were approximately $105.0 million, and, after giving effect to $7.6 million of transaction costs related to the offering, net proceeds were approximately $97.4 million.

The 2024 Pre-Funded Warrants are exercisable, on a cash basis (or, if there is no registration statement and current prospectus covering the issuance of the shares upon exercise, then on a cashless basis), at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the Pre-Funded Warrant. The Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the Pre-Funded Warrants. The Pre-Funded Warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. For additional information, see our Current Report on Form 8-K filed with the SEC on May 8, 2024.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands, except percentages and per share)	2024	2023	Change	% Change
Revenue
Product revenues, net	$17,030	$19,197	$(2,167)	(11.3)%
License revenues and royalties	380	86	294	341.9%
Total revenue, net	17,410	19,283	(1,873)	(9.7)%

Operating expense
Cost of product sales	(1,217)	(1,132)	(85)	7.5%
Research and development	(24,295)	(31,342)	7,047	(22.5)%
Selling and marketing	(10,701)	(14,456)	3,755	(26.0)%
General and administrative	(10,238)	(12,002)	1,764	(14.7)%
Total operating expense	(46,451)	(58,932)	12,481	(21.2)%
Loss from operations	(29,041)	(39,649)	10,608	(26.8)%

Other income (expense)
Interest income	3,253	2,372	881	37.1%
Interest expense	(12,679)	(10,309)	(2,370)	23.0%
Other, net	2,754	(5,067)	7,821	(154.4)%
Total other expense, net	(6,672)	(13,004)	6,332	(48.7)%

Loss before income taxes	(35,713)	(52,653)	16,940	(32.2)%
Income tax (expense) benefit	(234)	4,498	(4,732)	(105.2)%
Loss before equity in net losses of joint venture	(35,947)	(48,155)	12,208	(25.4)%
Equity in net losses of joint venture	(597)	(767)	170	(22.2)%
Net loss	$(36,544)	$(48,922)	$12,378	(25.3)%

Net loss per share, basic and diluted	$(0.38)	$(0.60)	$0.22	(36.7)%

Revenue

Product Revenues, net
We generate product revenue through the sale of ZYNLONTA in the United States. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. In the long term, we expect that our product revenue will increase as we execute our business strategy, although our product revenue may fluctuate from period to period based on a number of factors, including patient demand, as well as the timing, dose and duration, of patient therapy and customers’ buying patterns and gross-to-net deductions. We may also experience variability in GTN sales adjustments as a percentage of gross sales due to additional information and actual experience such as actual rebate and return rates.
Product revenues, net, was $17.0 million for the three months ended June 30, 2024 as compared to $19.2 million for the three months ended June 30, 2023, a decrease of $2.2 million, or 11.3%. The decrease is primarily driven by lower sales volume, partially offset by a higher selling price.

License revenues and royalties
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
Royalties were $380 thousand for the three months ended June 30, 2024 as compared to $86 thousand for the three months ended June 30, 2023.
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
Cost of product sales were $1.2 million for the three months ended June 30, 2024 as compared to cost of product sales of $1.1 million for the three months ended June 30, 2023 an increase of $0.1 million, or 7.5%. While product sales decreased, the increase in cost of product sales was primarily driven by higher commercial shipping and storage costs during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Research and Development Expenses
The following table summarizes our research and development expenses for our major development programs for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
ZYNLONTA	$12,150	$16,540	$(4,390)
Cami	265	3,243	(2,978)
ADCT-601	4,520	2,548	1,972
ADCT-602	419	472	(53)
ADCT-901	692	2,272	(1,580)
ADCT-212	—	1,811	(1,811)
Preclinical product candidates and research pipeline	3,706	2,538	1,168
Not allocated to specific programs(1)	2,135	1,979	156
Share-based compensation expense (reversal)	408	(61)	469
Research and development expenses	$24,295	$31,342	$(7,047)
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
Our R&D expenses were $24.3 million for the three months ended June 30, 2024 as compared to $31.3 million for the three months ended June 30, 2023, a decrease of $7.0 million, or 22.5%, primarily due to lower spend on ZYNLONTA R&D as discussed in more detail below, a reduction of costs associated with Cami development as the program was discontinued, other productivity and cost savings initiatives and focused investment toward prioritized development programs.

ZYNLONTA
Research and development expenses for ZYNLONTA were $12.2 million for the three months ended June 30, 2024 as compared to $16.5 million for the three months ended June 30, 2023, a decrease of $4.4 million. The decrease was primarily due to lower clinical trial costs for LOTIS 3, LOTIS 5, LOTIS 6 and LOTIS 7, as well as lower professional fees related to ZYNLONTA for the three months ended June 30, 2024 as a result of productivity initiatives and portfolio prioritization.

Cami
Research and development expenses for Cami were $0.3 million for the three months ended June 30, 2024 as compared to $3.2 million for the three months ended June 30, 2023, a decrease of $3.0 million. The decrease was primarily due to our evaluation of FDA feedback and decision to stop the program.

ADCT-601

Research and development expenses for ADCT-601 were $4.5 million for the three months ended June 30, 2024 as compared to $2.5 million for the three months ended June 30, 2023, an increase of $2.0 million. The increase is primarily attributable to higher patient enrollment and progress towards the completion of the study.
ADCT-901
Research and development expenses for ADCT-901 were $0.7 million for the three months ended June 30, 2024 as compared to $2.3 million for the three months ended June 30, 2023, a decrease of $1.6 million. The decrease is primarily attributable to lower clinical trial costs. We have re-prioritized the R&D pipeline to focus resources on the most advanced, lower risk value-generating programs and have therefore stopped investing on this preclinical program.

ADCT-212
Research and development expenses for ADCT-212 were nil for the three months ended June 30, 2024 as compared to $1.8 million for the three months ended June 30, 2023, a decrease of $1.8 million. The decrease is primarily attributable to a decrease in expenses related to IND enabling analytical work. We have re-prioritized the R&D pipeline to focus resources on the most advanced, lower risk value-generating programs and have therefore stopped investing on this preclinical program.

Preclinical product candidates and research pipeline

Research and development expenses associated with our preclinical product candidates and research pipeline were $3.7 million for the three months ended June 30, 2024 as compared to $2.5 million for the three months ended June 30, 2023, an increase of $1.2 million. The increase is primarily attributable to increased spending on our research strategy, platform and pipeline initiatives including Claudin-6, Napi2b, PSMA and ASCT2.

Share-based compensation

Share-based compensation expense was $0.4 million for the three months ended June 30, 2024 as compared to an expense reversal of $0.1 million for the three months ended June 30, 2023, an increase of $0.5 million. The increase was primarily driven by the expense reversal associated with forfeitures of awards recognized during the three months ended June 30, 2023 in connection with employee terminations and the workforce reduction announced and put into effect during the second quarter of 2023.
Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
External costs and overhead	$4,850	$8,329	$(3,479)
Employee expenses(1)	5,654	6,746	(1,092)
Share-based compensation (reversal) expense	197	(619)	816
Selling and marketing expenses	$10,701	$14,456	$(3,755)
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

Selling and marketing expenses were $10.7 million for the three months ended June 30, 2024 as compared to $14.5 million for the three months ended June 30, 2023, a decrease of $3.8 million or 26.0%. The decrease in external costs and overhead was primarily attributable to $3.8 million in lower spend on marketing and advertising expenses as a result of reduced spending initiatives within the US, partially offset by $0.3 million in higher travel and IT expenses. The decrease in employee expenses was primarily due to lower wages and benefits of $0.8 million primarily due to decreased headcount, as well as lower recruitment costs of $0.3 million. The increase in share-based compensation expense of $0.8 million was primarily driven by the expense reversal associated with forfeitures of awards recognized during the three months ended June 30, 2023 in connection with employee terminations and the workforce reduction announced and put into effect during the second quarter of 2023.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
External costs and overhead	$3,897	$5,570	$(1,673)
Employee expenses(1)	4,958	4,634	324
Share-based compensation expense	1,383	1,798	(415)
General and administrative expenses	$10,238	$12,002	$(1,764)
(1)Excludes share-based compensation expense.
General and administrative expense includes employee expenses (including share-based compensation expense) for general and administrative employees, external costs (including, in particular, professional fees, legal costs associated with maintaining patents and other intellectual property, communications costs and IT costs, facility expenses and travel expenses), depreciation of property and equipment, depreciation of right-of-use assets and amortization of intangible assets.
General and administrative expenses were $10.2 million for the three months ended June 30, 2024 as compared to $12.0 million for the three months ended June 30, 2023, a decrease of $1.8 million, or 14.7%. The decrease in external costs and overhead was primarily related to lower legal and audit fees of $1.2 million, insurance costs of $0.3 million and IT expenses of $0.2 million. The increase in employee expenses was primarily due to higher wages and benefits and recruitment costs. The decrease in share-based compensation expense was primarily due to fluctuations in our share price, as well as forfeitures of awards in connection with employee terminations.

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
Interest income was $3.3 million for the three months ended June 30, 2024 as compared to $2.4 million for the three months ended June 30, 2023, an increase of $0.9 million. The increase was due to higher average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $12.7 million for the three months ended June 30, 2024 as compared to $10.3 million for the three months ended June 30, 2023, an increase of $2.4 million, or 23.0%. The increase was related to higher accretion of our deferred royalty obligation with HCR as a result of the $73.1 million, net of transaction costs, received in

June 2023 upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country, which increased the liability.
Other, net
Other, net consists primarily of changes in the fair value (gains or losses) of the Deerfield warrant obligation; and cumulative catch-up adjustments related to our deferred royalty obligation.
Other, net for the three months ended June 30, 2024 and 2023 included the following:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Deerfield warrant obligation, change in fair value income	2,230	$20	$2,210
Cumulative catch-up adjustment income (expense), deferred royalty obligation	263	(5,417)	5,680
Exchange differences (loss) gain	(59)	15	(74)
R&D tax credit	320	315	5
Total	$2,754	$(5,067)	$7,821
Deerfield Warrant Obligation, Change in Fair Value Income
Pursuant to an Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to Deerfield to purchase an aggregate of 4,412,840 common shares. The Deerfield warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on August 15, 2022 and is remeasured to fair value at the end of each reporting period. The income of $2.2 million and nil as a result of changes in the warrant obligation for the three months ended June 30, 2024 and 2023, respectively, was primarily due to the decrease in fair value of the underlying shares during the respective periods.
Cumulative catch-up adjustment income (expense), deferred royalty obligation

We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income (expense) was $0.3 million for the three months ended June 30, 2024 as compared to $(5.4) million for the three months ended June 30, 2023, a change of $5.7 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2023, which revisions were primarily attributable to the Company’s updated strategic and development plans.

Income Tax (Expense) Benefit
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax (expense) benefit of $(0.2) million for the three months ended June 30, 2024 as compared to $4.5 million for the three months ended June 30, 2023, primarily driven by our US operations and transfer pricing model which was implemented in the fourth quarter of 2023.

Equity in Net Losses of Joint Venture

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Share of Overland ADCT BioPharma net loss	$(597)	$(767)	$170

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $0.6 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in Overland ADCT BioPharma's net loss for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to lower R&D costs as the BLA submitted by Overland ADCT BioPharma has been accepted and granted priority review by the NMPA.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands, except percentages and per share)	2024	2023	Change	% Change
Revenue
Product revenues, net	$34,878	$38,150	$(3,272)	(8.6)%
License revenues and royalties	585	125	460	368.0%
Total revenue, net	35,463	38,275	(2,812)	(7.3)%

Operating expense
Cost of product sales	(3,727)	(1,105)	(2,622)	237.3%
Research and development	(50,030)	(69,717)	19,687	(28.2)%
Selling and marketing	(22,091)	(29,807)	7,716	(25.9)%
General and administrative	(22,269)	(27,505)	5,236	(19.0)%
Total operating expense	(98,117)	(128,134)	30,017	(23.4)%
Loss from operations	(62,654)	(89,859)	27,205	(30.3)%

Other income (expense)
Interest income	6,201	4,547	1,654	36.4%
Interest expense	(25,175)	(20,600)	(4,575)	22.2%
Other, net	159	(4,234)	4,393	(103.8)%
Total other expense, net	(18,815)	(20,287)	1,472	(7.3)%

Loss before income taxes	(81,469)	(110,146)	28,677	(26.0)%
Income tax (expense) benefit	(397)	3,980	(4,377)	(110.0)%
Loss before equity in net losses of joint venture	(81,866)	(106,166)	24,300	(22.9)%
Equity in net losses of joint venture	(1,284)	(2,130)	846	(39.7)%
Net loss	$(83,150)	$(108,296)	$25,146	(23.2)%

Net loss per share, basic and diluted	$(0.93)	$(1.33)	$0.40	(30.1)%

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
Product revenues, net, was $34.9 million for the six months ended June 30, 2024 as compared to $38.2 million for the six months ended June 30, 2023, a decrease of $3.3 million, or 8.6%. The decrease is primarily attributable to lower sales volume, partially offset by a higher price. The decrease in product revenues is also attributable to higher GTN deductions primarily due to a higher discarded drug rebate accrual for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We expect to continue experiencing these higher level of GTN sales adjustments as a percentage of gross sales, and may also experience variability in GTN sales adjustments due to additional information and actual experience such as actual rebate and return rates.

License revenues and royalties
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
Royalties were $0.6 million for the six months ended June 30, 2024 as compared to $0.1 million for the six months ended June 30, 2023.
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
Cost of product sales were $3.7 million for the six months ended June 30, 2024 as compared to cost of product sales of $1.1 million for the six months ended June 30, 2023. The increase is primarily attributable to a $1.1 million batch cancellation fee, a $0.6 million increase in our excess inventory reserve and higher stability, shipping and storage costs of $0.6 million recognized during the six months ended June 30, 2024, as well as a $0.3 million manufacturing credit received from a contract manufacturer which was recorded as a reduction to cost of product sales for the three months ended June 30, 2023.

Research and Development Expenses
The following table summarizes our research and development expenses for our major development programs for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
ZYNLONTA	$27,149	$35,768	$(8,619)
Cami	930	8,989	(8,059)
ADCT-601	7,844	4,517	3,327
ADCT-602	723	807	(84)
ADCT-901	1,621	3,814	(2,193)
ADCT-212	86	4,099	(4,013)
Preclinical product candidates and research pipeline	7,397	4,893	2,504
Not allocated to specific programs(1)	4,422	3,789	633
Share-based compensation (reversal) expense	(142)	3,041	(3,183)
Research and development expenses	$50,030	$69,717	$(19,687)
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
Our R&D expenses were $50.0 million for the six months ended June 30, 2024 as compared to $69.7 million for the six months ended June 30, 2023, a decrease of $19.7 million, or 28.2%, primarily due to lower spending on ZYNLONTA and Cami programs, as discussed below and focused investment toward prioritized development programs.

ZYNLONTA

Research and development expenses for ZYNLONTA were $27.1 million for the six months ended June 30, 2024 as compared to $35.8 million for the six months ended June 30, 2023, a decrease of $8.6 million. The decrease was primarily due to lower clinical trial costs for LOTIS 3, LOTIS 5, LOTIS 6 and LOTIS 7, as well as lower professional fees related to ZYNLONTA for the six months ended June 30, 2024 as a result of productivity initiatives and portfolio prioritization.

Cami
Research and development expenses for Cami were $0.9 million for the six months ended June 30, 2024 as compared to $9.0 million for the six months ended June 30, 2023, a decrease of $8.1 million. The decrease was primarily due to our evaluation of FDA feedback and decision to stop the program.

ADCT-601

Research and development expenses for ADCT-601 were $7.8 million for the six months ended June 30, 2024 as compared to $4.5 million for the six months ended June 30, 2023, an increase of $3.3 million. The increase is primarily attributable to higher patient enrollment and progress towards the completion of the study.
ADCT-901
Research and development expenses for ADCT-901 were $1.6 million for the six months ended June 30, 2024 as compared to $3.8 million for the six months ended June 30, 2023, a decrease of $2.2 million. The decrease is primarily attributable to lower clinical trial costs. We have re-prioritized the R&D pipeline to focus resources on the most advanced, lower risk value-generating programs and have therefore stopped investing on this preclinical program.

ADCT-212
Research and development expenses for ADCT-212 were $0.1 million for the six months ended June 30, 2024 as compared to $4.1 million for the six months ended June 30, 2023, a decrease of $4.0 million. The decrease is primarily attributable to a decrease in expenses related to IND enabling analytical work. We have re-prioritized the R&D pipeline to focus resources on the most advanced, lower risk value-generating programs and have therefore stopped investing on this preclinical program.

Preclinical product candidates and research pipeline

Research and development expenses associated with our preclinical product candidates and research pipeline were $7.4 million for the six months ended June 30, 2024 as compared to $4.9 million for the six months ended June 30, 2023, an increase of $2.5 million. The increase is primarily attributable to increased spending on our research strategy, platform and pipeline initiatives including Claudin-6, Napi2b, PSMA and ASCT2.

Share-based compensation

Share-based compensation expense reversals were $0.1 million for the six months ended June 30, 2024 as compared to expense of $3.0 million for the six months ended June 30, 2023, a decrease of $3.2 million. The decrease was primarily driven by fluctuations in our share price as well as forfeitures of awards in connection with employee terminations.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
External costs and overhead	$10,662	$15,689	$(5,027)
Employee expenses(1)	11,872	14,030	(2,158)
Share-based compensation (reversal) expense	(443)	88	(531)
Selling and marketing expenses	$22,091	$29,807	$(7,716)
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

Selling and marketing expenses were $22.1 million for the six months ended June 30, 2024 as compared to $29.8 million for the six months ended June 30, 2023, a decrease of $7.7 million or 25.9%. The decrease in external costs and overhead was primarily attributable to $5.3 million in lower spend on marketing and advertising expenses as a result of reduced spending initiatives within the US, partially offset by higher travel and IT expenses of $0.3 million. The decrease in employee expenses was primarily due to lower wages and benefits of $1.9 million primarily due to decreased headcount, as well as lower recruitment costs of $0.2 million. The decrease in share-based compensation expense of $0.5 million was primarily due to fluctuations in our share price as well as forfeitures of awards in connection with employee terminations.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
External costs and overhead	$9,774	$10,507	$(733)
Employee expenses(1)	9,764	10,935	(1,171)
Share-based compensation expense	2,731	6,063	(3,332)
General and administrative expenses	$22,269	$27,505	$(5,236)
(1)Excludes share-based compensation expense.
General and administrative expense includes employee expenses (including share-based compensation expense) for general and administrative employees, external costs (including, in particular, professional fees, legal costs associated with maintaining patents and other intellectual property, communications costs and IT costs, facility expenses and travel expenses), depreciation of property and equipment, depreciation of right-of-use assets and amortization of intangible assets.
General and administrative expenses were $22.3 million for the six months ended June 30, 2024 as compared to $27.5 million for the six months ended June 30, 2023, a decrease of $5.2 million, or 19.0%. The decrease in external costs and overhead was primarily related to lower insurance and IT costs of $1.0 million, partially offset by higher legal and audit fees of $0.3 million. The decrease in employee expenses was primarily due to lower wages and benefits of $1.4 million partially offset by higher recruitment costs of $0.3 million. The decrease in share-based compensation expense was primarily due to fluctuations in our share price as well as forfeitures of awards in connection with employee terminations.

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
Interest income was $6.2 million for the six months ended June 30, 2024 as compared to $4.5 million for the six months ended June 30, 2023, an increase of $1.7 million or 36.4%. The increase was due to higher yields received on our cash deposits during the six months ended June 30, 2024 and higher average cash balances.

Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $25.2 million for the six months ended June 30, 2024 as compared to $20.6 million for the six months ended June 30, 2023, an increase of $4.6 million, or 22.2%. The increase was related to higher accretion of our deferred royalty obligation with HCR as a result of the $73.1 million, net of transaction costs, received in June 2023 upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country, which increased the liability.
Other, net
Other, net consists primarily of changes in the fair value (gains or losses) of the Deerfield warrant obligation; and cumulative catch-up adjustments related to our deferred royalty obligation.
Other, net for the six months ended June 30, 2024 and 2023 included the following:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Deerfield warrant obligation, change in fair value (expense) income	(838)	$636	$(1,474)
Cumulative catch-up adjustment income (expense), deferred royalty obligation	526	(5,288)	5,814
Exchange differences loss	(96)	(37)	(59)
R&D tax credit	567	455	112
Total	$159	$(4,234)	$4,393
Deerfield Warrant Obligation, Change in Fair Value (Expense) Income
Pursuant to an Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to Deerfield to purchase an aggregate of 4,412,840 common shares. The Deerfield warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on August 15, 2022 and is remeasured to fair value at the end of each reporting period. The (expense) income of $(0.8) million and $0.6 million as a result of changes in the warrant obligation for the six months ended June 30, 2024 and 2023, respectively, was primarily due to the (increase) decrease in fair value of the underlying shares during the respective periods.
Cumulative catch-up adjustment income (expense), deferred royalty obligation

We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income (expense) was $0.5 million for the six months ended June 30, 2024 as compared to $(5.3) million for the six months ended June 30, 2023, a change of $5.7 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2023, which revisions were primarily attributable to the Company’s updated strategic and development plans.

Income Tax Expense (Benefit)
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax (expense) benefit of $(0.4) million for the six months ended June 30, 2024 as compared to $4.0 million for the six months ended June 30, 2023, primarily driven by our US operations and transfer pricing model which was implemented in the fourth quarter of 2023.

Equity in Net Losses of Joint Venture

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Share of Overland ADCT BioPharma net loss	$(1,284)	$(2,130)	$846

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $1.3 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in Overland ADCT BioPharma's net loss for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to lower R&D costs as the BLA submitted by Overland ADCT BioPharma has been accepted and granted priority review by the NMPA.

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $300.1 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of this report.
We had an accumulated deficit of $1,418.6 million as of June 30, 2024, and our operations have historically been funded primarily through equity offerings, debt financings and royalty financing arrangements.
We plan to continue to fund our operating needs through our existing cash and cash equivalents, revenues from sales of ZYNLONTA, potential milestone and royalty payments under our licensing agreements and additional equity financings, debt financings and/or other forms of financing, as well as funds provided by collaborations. We are continuously exploring strategic collaborations, business combinations, licensing opportunities or similar strategies for clinical development and commercialization of ZYNLONTA and/or our product candidates. However, we may be unable to obtain such financing, licensing and collaboration arrangements on favorable terms, if at all.

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
In May 2024, the Company completed an underwritten offering which resulted in net proceeds of approximately $97.4 million. See “Recent Developments.”
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

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Net cash (used in) provided by:
Operating activities	$(76,940)	$(50,380)	$(26,560)
Investing activities	(561)	(2,228)	1,667
Financing activities	99,053	73,527	25,526
Net change in cash and cash equivalents	$21,552	$20,919	$633
Net Cash Used in Operating Activities
Net cash used in operating activities was $76.9 million for the six months ended June 30, 2024 as compared to $50.4 million for the six months ended June 30, 2023, an increase of $26.6 million. The increase in cash used in operating activities on a period over period basis was primarily due to the receipt of the $50.0 million in Sobi license milestone during the six months ended June 30, 2023 which was recognized in revenue in December 2022 upon approval of the Marketing Authorisation Application by the European Commission for ZYNLONTA in third-line DLBCL, partially offset by the lower net loss for the period of $25.1 million attributable to a decrease in operating expenses and the timing of cash payments and receipts.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.6 million for the six months ended June 30, 2024 as compared to $2.2 million for the six months ended June 30, 2023, a decrease of $1.7 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $99.1 million for the six months ended June 30, 2024 and primarily related to the net proceeds received from the completion of the Company’s 2024 Equity Offering in May 2024. Net cash provided by financing activities was $73.5 million for the six months ended June 30, 2023 and primarily related to the proceeds received under the deferred royalty obligation with HCR upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country.

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

We have provided clinical data from an investigator-initiated Phase 2 clinical trial of ZYNLONTA for the treatment of relapsed/refractory marginal zone lymphoma. In the future, we may provide clinical data from this and other investigator-initiated clinical trials. We do not control the design or administration of such trials, nor the submission, approval or maintenance of any regulatory and institutional filings required to conduct such trials. Furthermore, we have limited or no rights to audit, review or apply quality control procedures to the clinical data generated from such trials. As a result, we have no control over the conduct of such trials and the timing of any data releases from such trials and we cannot be certain that such trials are or will be conducted in accordance with applicable regulatory requirements or that the clinical data provided to us by the investigators of such trials are accurate, reliable or complete. There can be no assurance regarding the outcome or timing of any IITs, including whether such trials will meet their respective endpoint and whether severe adverse events will occur during the trials. In addition, positive preliminary results in any ongoing IIT may not be predictive of results in the completed trial.

Our articles of association provide that the competent court with jurisdiction over our registered office in Switzerland will be the exclusive forum for shareholder suits against us, members of our board of directors or members of our executive committee.

Our articles of association provide that the competent court with jurisdiction over our registered office in Switzerland will be the exclusive forum for shareholder suits against us, members of our board of directors or members of our executive committee; provided that the foregoing provision does not apply to claims brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the courts in the United States have exclusive jurisdiction. This forum selection provision may impose additional litigation costs on shareholders in pursuing any such claims, particularly if the shareholders do not reside in or near Switzerland and limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, members of our board of directors or members of our executive committee, which may discourage lawsuits against us, members of our board of directors and members of our executive committee, although our shareholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

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

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	6-K	001-39071	99.1	June 14, 2023
4.1	Form of Pre-Funded Warrant	8-K	001-39071	4.1	May 8, 2024
10.1*	Second Limited Waiver to Loan Agreement and Guaranty
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA
/s/ Ameet Mallik
Date: August 6, 2024	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: August 6, 2024	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: August 6, 2024	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)