Form 10-Q
period 2024-09-30
ADC Therapeutics SA
filed 2024-11-07
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of common shares outstanding was 96,689,617 as of November 1, 2024.

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
•our estimates regarding future revenue, expenses, liquidity, capital resources and needs for additional financing;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$274,272	$278,598
Accounts receivable, net	24,030	25,182
Inventory	16,072	16,177
Prepaid expenses and other current assets	18,631	16,334
Total current assets	333,005	336,291
Property and equipment, net	5,721	5,622
Operating lease right-of-use assets	9,188	10,511
Interest in joint venture	—	1,647
Other long-term assets	1,165	711
Total assets	$349,079	$354,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,372	$15,569
Accrued expenses and other current liabilities	53,307	52,101
Total current liabilities	67,679	67,670
Deferred royalty obligation, long-term	322,625	303,572
Senior secured term loans	114,189	112,730
Operating lease liabilities, long-term	8,883	10,180
Other long-term liabilities	7,649	8,879
Total liabilities	521,025	503,031
Commitments and contingencies (See Note 14)
Shareholders’ equity (deficit)
Common shares, at CHF 0.08 par value	8,233	7,312
Issued shares: 99,453,858 at September 30, 2024 and 89,041,946 December 31, 2023; outstanding shares: 96,687,985 at September 30, 2024 and 82,293,137 at December 31, 2023
Additional paid-in capital	1,282,431	1,180,545
Treasury shares	(222)	(541)
At September 30, 2024: 2,765,873 and December 31, 2023: 6,748,809
Accumulated other comprehensive loss	203	(93)
Accumulated deficit	(1,462,591)	(1,335,472)
Total shareholders’ equity (deficit)	(171,946)	(148,249)
Total liabilities and shareholders’ equity (deficit)	$349,079	$354,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Product revenues, net	$18,016	$14,267	$52,894	$52,417
License revenues and royalties	448	226	1,033	351
Total revenue, net	18,464	14,493	53,927	52,768
Operating expense
Cost of product sales	(851)	(208)	(4,578)	(1,313)
Research and development	(32,502)	(27,080)	(82,532)	(96,797)
Selling and marketing	(10,673)	(13,730)	(32,764)	(43,537)
General and administrative	(10,002)	(9,624)	(32,271)	(37,129)
Total operating expense	(54,028)	(50,642)	(152,145)	(178,776)
Loss from operations	(35,564)	(36,149)	(98,218)	(126,008)
Other income (expense)
Interest income	3,438	2,703	9,639	7,250
Interest expense	(13,117)	(12,816)	(38,292)	(33,416)
Other, net	1,624	860	1,783	(3,374)
Total other expense, net	(8,055)	(9,253)	(26,870)	(29,540)
Loss before income taxes	(43,619)	(45,402)	(125,088)	(155,548)
Income tax (expense) benefit	(90)	85	(487)	4,065
Loss before equity in net losses of joint venture	(43,709)	(45,317)	(125,575)	(151,483)
Equity in net losses of joint venture	(260)	(1,409)	(1,544)	(3,539)
Net loss	$(43,969)	$(46,726)	$(127,119)	$(155,022)
Net loss per share
Net loss per share, basic and diluted	$(0.42)	$(0.57)	$(1.35)	$(1.90)
Weighted average shares outstanding, basic and diluted	104,824,877	82,256,847	94,394,355	81,516,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(43,969)	$(46,726)	$(127,119)	$(155,022)
Other comprehensive (loss) income:
Remeasurement of defined benefit plan	(44)	(39)	(125)	(118)
Currency translation differences	585	(293)	524	18
Other comprehensive income (loss) before share of other comprehensive loss in joint venture	541	(332)	399	(100)
Share of other comprehensive income (loss) in joint venture	—	76	(103)	(624)
Other comprehensive income (loss)	541	(256)	296	(724)
Total comprehensive loss	$(43,428)	$(46,982)	$(126,823)	$(155,746)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Three and Nine Months Ended September 30, 2024

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
July 1, 2024	99,453,858	$8,233	$1,279,296	(2,984,217)	$(239)	$(338)	$(1,418,622)	$(131,670)
Loss for the period	—	—	—	—	—	—	(43,969)	(43,969)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(44)	—	(44)
Foreign currency translation adjustment	—	—	—	—	—	585	—	585
Total other comprehensive income	—	—	—	—	—	541	—	541
Total comprehensive income (loss) for the period	—	—	—	—	—	541	(43,969)	(43,428)
Exercise of options	—	—	108	55,834	3	—	—	111
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	221	162,510	14	—	—	235
Share-based compensation expense	—	—	2,806	—	—	—	—	2,806
	—	—	3,135	218,344	17	—	—	3,152
September 30, 2024	99,453,858	$8,233	$1,282,431	(2,765,873)	$(222)	$203	$(1,462,591)	$(171,946)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2024	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)
Loss for the period	—	—	—	—	—	—	(127,119)	(127,119)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(125)	—	(125)
Foreign currency translation adjustment	—	—	—	—	—	524	—	524
Other comprehensive income before share of other comprehensive loss in joint venture	—	—	—	—	—	399	—	399
Share of other comprehensive loss in joint venture	—	—	—	—	—	(103)	—	(103)
Total other comprehensive income	—	—	—	—	—	296	—	296
Total comprehensive income (loss) for the period	—	—	—	—	—	296	(127,119)	(126,823)
Vestings of RSUs	—	—	(42)	502,929	42	—	—	—
Exercise of options	—	—	180	87,822	5	—	—	185
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	526	392,185	32	—	—	558
Issuance of shares, underwritten offering, net of transaction costs	10,411,912	921	59,345	3,000,000	240	—	—	60,506
Issuance of warrants, underwritten offering, net of transaction costs	—	—	36,925	—	—	—	—	36,925
Share-based compensation expense	—	—	4,952	—	—	—	—	4,952
	10,411,912	921	101,886	3,982,936	319	—	—	103,126
September 30, 2024	99,453,858	$8,233	$1,282,431	(2,765,873)	$(222)	$203	$(1,462,591)	$(171,946)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Three and Nine Months Ended September 30, 2023

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
July 1, 2023	89,041,946	$7,312	$1,175,909	(6,999,965)	$(557)	$1,355	$(1,203,715)	$(19,696)
Loss for the period	—	—	—	—	—	—	(46,726)	(46,726)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(39)	—	(39)
Foreign currency translation adjustment	—	—	—	—	—	(293)	—	(293)
Other comprehensive loss before share of other comprehensive income in joint venture	—	—	—	—	—	(332)	—	(332)
Share of other comprehensive income in joint venture	—	—	—	—	—	76	—	76
Total other comprehensive loss	—	—	—	—	—	(256)	—	(256)
Total comprehensive loss for the period	—	—	—	—	—	(256)	(46,726)	(46,982)
Vestings of RSUs	—	—	—	54,735	—	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	333	190,181	16	—	—	349
Share-based compensation expense	—	—	2,083	—	—	—	—	2,083
	—	—	2,416	244,916	16	—	—	2,432
September 30, 2023	89,041,946	$7,312	$1,178,325	(6,755,049)	$(541)	$1,099	$(1,250,441)	$(64,246)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2023	89,041,946	$7,312	$1,166,414	(8,399,419)	$(679)	$1,823	$(1,095,419)	$79,451
Loss for the period	—	—	—	—	—	—	(155,022)	(155,022)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(118)	—	(118)
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(100)	—	(100)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(624)	—	(624)
Total other comprehensive loss	—	—	—	—	—	(724)	—	(724)
Total comprehensive loss for the period	—	—	—	—	—	(724)	(155,022)	(155,746)
Vestings of RSUs	—	—	(111)	1,323,841	111	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	747	320,529	27	—	—	774
Share-based compensation expense	—	—	11,275	—	—	—	—	11,275
	—	—	11,911	1,644,370	138	—	—	12,049
September 30, 2023	89,041,946	$7,312	$1,178,325	(6,755,049)	$(541)	$1,099	$(1,250,441)	$(64,246)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash used in operating activities
Net loss	$(127,119)	$(155,022)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	—	(5,750)
Share-based compensation expense	4,952	11,275
Accretion expense of deferred royalty obligation	20,964	12,051
Amortization of debt discount, senior secured term loan	1,459	2,322
Cumulative catch-up adjustment, deferred royalty obligation	(732)	4,851
Write-downs of inventory	1,036	780
Depreciation	993	852
Amortization of operating lease right-of-use assets	1,490	1,568
Share of results in joint venture	1,544	3,539
Warrant obligations, decrease in fair value	(292)	(776)
Other	(77)	(212)
Changes in operating assets and liabilities:
Accounts receivable, net	1,058	51,787
Inventory	(930)	(5,879)
Other current assets	(2,055)	6,244
Other long-term assets	(457)	200
Accounts payable	(1,217)	(3,398)
Accrued expenses and other current liabilities	(165)	(16,107)
Operating lease liabilities	(1,499)	(1,249)
Other long-term liabilities	(936)	5,871
Net cash used in operating activities	(101,983)	(87,053)
Cash flows from investing activities
Payment for purchases of property and equipment	(777)	(2,889)
Net cash used in investing activities	(777)	(2,889)
Cash flows provided by financing activities
Proceeds from common shares, 2024 Equity Offering, net of transaction costs	60,506	—
Proceeds from 2024 Pre-Funded Warrants, net of transaction costs	36,925	—
Proceeds from deferred royalty transaction, net of transaction costs	—	73,102
Proceeds from share issuance under stock purchase plan	558	774
Proceeds from the exercise of stock options	185	—
Net cash provided by financing activities	98,174	73,876
Net decrease in cash and cash equivalents	(4,586)	(16,066)
Exchange gains on cash and cash equivalents	260	32
Cash and cash equivalents at beginning of period	278,598	326,441
Cash and cash equivalents at end of period	$274,272	$310,407
Supplemental Cash Flow Information:
Interest paid	$11,942	$11,432
Interest received	11,074	7,869
Payments made under royalty financing transaction	3,927	7,611
Supplemental Non-Cash Investing and Financing Activities:
Capital expenditures recorded in Accounts payable and other current liabilities	38	—

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period or for any future period.

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

Going Concern

We are responsible for evaluating, and providing disclosure of uncertainties about, our ability to continue as a going concern. As of September 30, 2024, we had cash and cash equivalents of $274.3 million. Based on our evaluation, we concluded there is no substantial doubt about our ability to continue as a going concern within one year from the date the unaudited condensed consolidated financial statements were issued.

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

The Deerfield warrants, which are measured at fair value on a recurring basis, were as follows as of September 30, 2024 and December 31, 2023:

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2024:
Deerfield warrant obligation	$4	$—	$4	$—
Total	$4	$—	$4	$—

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023:
Deerfield warrant obligation	$296	$—	$296	$—
Total	$296	$—	$296	$—
Fair values must be estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in note 11, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of September 30, 2024 and December 31, 2023 inventory consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Work in progress	$15,994	$16,095
Finished goods	78	82
Total inventory, net	$16,072	$16,177
Inventory write-downs of nil and $1,036 were recognized for the three and nine months ended September 30, 2024, respectively, and nil and $780 were recognized for the three and nine months ended September 30, 2023, respectively, and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations.
5.Property and equipment
Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$4,121	$3,953
Laboratory equipment	4,662	3,652
Office equipment	1,023	1,119
Hardware and computer software	1,148	1,173
	10,954	9,897
Less: accumulated depreciation	(5,233)	(4,275)
Property and equipment, net	$5,721	$5,622

Depreciation expense was $336 and $993 for the three and nine months ended September 30, 2024, respectively, and $316 and $852 for the three and nine months ended September 30, 2023, respectively.
6.Leases
The Company leases space for its corporate offices and research and development facilities under non-cancellable operating leases.
During the quarter ended September 30, 2024, the Company modified the terms of its existing lease for its office in New Jersey, USA. The existing lease contract was scheduled to expire on November 30, 2024, including an extension option for three additional years, which at inception, the Company believed was reasonably likely to be exercised. The Company extended the term by seven months commencing on December 1, 2024 and removed the three-year extension option. Accordingly, the Company remeasured its lease liability and adjusted its right-of-use asset based on the revised lease term.

7.Interest in joint venture
On December 14, 2020, the Company formed a joint venture company, Overland ADCT BioPharma, with Overland Pharmaceuticals (“Overland”) to develop and commercialize ZYNLONTA, and three of the Company’s ADC product candidates, ADCT-601, ADCT-602 and ADCT-901 (collectively, the “Licensed Products”), in greater China and Singapore (the “Territory”).
The table below provides a rollforward of the Company’s interest in Overland ADCT BioPharma as of September 30, 2024 and December 31, 2023.

(in thousands)
Interest in joint venture
January 1, 2023	$7,613
Share of comprehensive loss in joint venture	(5,966)
December 31, 2023	$1,647
Share of comprehensive loss in joint venture	(1,647)
September 30, 2024	$—
The Company recognized the proportionate share of Overland ADCT BioPharma’s net loss up to the investment carrying amount. The equity method investment in Overland ADCT Biopharma was reduced to zero during the three months ended September 30, 2024 and no further losses will be recorded in the Company's unaudited condensed consolidated financial statements as the Company has not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture. The Company will begin recognizing its share of net income only when it is greater than the cumulative net losses not recognized during the period the equity method was suspended.
8.Income taxes

Income tax expense for the three and nine months ended September 30, 2024 was $0.1 million and $0.5 million, respectively, relative to loss before income taxes of $43.6 million and $125.1 million, respectively. The income tax benefit for the three and nine months ended September 30, 2023 was $0.1 million and $4.1 million, respectively, relative to loss before income taxes of $45.4 million and $155.5 million, respectively. The expense for the three and nine months ended September 30, 2024 is the result of income generated by our UK operations for which tax expense has been recognized based on a full year estimated income tax liability, and the inability to recognize benefit on losses in the U.S. and Switzerland. Whereas the benefit for the three and nine months ended September 30, 2023 was the result of income generated in the U.S. and UK and a provision to return adjustment from prior year. The decrease in income for the U.S. operations is due to a change in the Company operating and transfer pricing model which was implemented in October 2023. We retain a full valuation allowance against all deferred tax assets, and each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
9.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued R&D costs	$20,771	$24,902
Accrued payroll and benefits	11,127	12,693
Gross-to-net sales adjustments, short-term	8,175	1,543
Operating lease liabilities, short-term	1,479	1,467
Other	11,755	11,496
	$53,307	$52,101

10.Senior secured term loan facility
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

For the three and nine months ended September 30, 2024, the Company recorded interest expense on the senior secured term loan in the amount of $4,585 and $13,401, respectively, and $4,728 and $13,748 for the three and nine months ended September 30, 2023, respectively, which was recorded in interest expense in the unaudited condensed consolidated statements of operations. The effective interest rate (“EIR”) at September 30, 2024 was 16.34%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$4,069	$3,909	$11,942	$11,426
Amortization of debt discount	516	819	1,459	2,322
Total	$4,585	$4,728	$13,401	$13,748
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $114.2 million and $112.7 million as of September 30, 2024 and December 31, 2023, respectively.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2024 (remainder)	$—
2025	—
2026	3,090
2027	9,330
2028	12,480
Thereafter	99,840
Total	$124,740

11.Deerfield warrants
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

During the three and nine months ended September 30, 2024, the Company recognized income of $1,130 and $292, respectively, and $140 and $776 for the three and nine months ended September 30, 2023, respectively, as a result of changes in the fair value of the warrant obligation. The fair value of the warrant obligation as of September 30, 2024 and December 31, 2023 was $4 and $296, respectively. The decrease in fair value of the warrant obligation from December 31, 2023 to September 30, 2024 was primarily due to decreases in the expected volatility partially offset by an increase in fair value of the underlying shares during the respective period. This amount was recorded to Other, net in the unaudited condensed consolidated statements of operations. See note 17, "Other income (expense)" for further information.

The Company valued the Deerfield warrant obligation using a Black-Scholes option-pricing model. Key inputs for the valuation of the warrant obligation as of September 30, 2024 and December 31, 2023 were as follows:

	As of	As of
	September 30, 2024	December 31, 2023
Exercise price in $	24.70 and 28.07	24.70 and 28.07
Share price in $	3.15	1.66
Risk-free interest rate	4.3%	4.6%
Expected volatility	80.8%	116.0%
Expected term (months)	7.6 months	16.7 months
Dividend yield	—	—
Black-Scholes value in $	nil and nil	0.07 and 0.06

12.Deferred royalty obligation
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
The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Liability balance at January 1, 2023	$222,277
Plus: Additional proceeds from the sale of future royalties	75,000
Less: Transaction costs	1,898
Less: royalty payments	8,709
Plus: interest expense	27,915
Less: cumulative catch-up adjustment, Other, net	4,972
Liability balance at December 31, 2023	309,613
Less: royalty payments	3,927
Plus: interest expense	24,891
Less: cumulative catch-up adjustment, Other, net	732
Liability balance at September 30, 2024	$329,845

13.Pension and post-retirement benefit obligations
The pension plan for Swiss employees is a defined benefit pension plan. The Company contracted with the Swiss Life Collective BVG Foundation based in Zurich for the provision of occupational benefits. All benefits in accordance with the regulations are reinsured in their entirety with Swiss Life SA within the framework of the corresponding contract. This pension solution fully reinsures the risks of disability, death and longevity with Swiss Life. Swiss Life invests the vested pension capital and provides a 100% capital and interest guarantee. The pension plan is entitled to an annual bonus from Swiss Life comprising the effective savings, risk and cost results.
Although, as is the case with many Swiss pension plans, the amount of ultimate pension benefit is not defined, certain legal obligations of the plan create constructive obligations on the employer to pay further contributions to fund an eventual deficit; this results in the plan nevertheless being accounted for as a defined benefit plan.

The net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net periodic benefit cost:
Service cost	$185	$143	$532	$590
Interest cost	40	74	115	223
Expected return on plan assets	(63)	(82)	(181)	(247)
Amortization of prior service cost	(44)	(39)	(125)	(118)
Net periodic benefit cost	$118	$96	$341	$448

The components of net periodic benefit cost are included in operating expense on the unaudited condensed consolidated statements of operations.
14.Commitments and contingencies

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

15.Shareholders’ equity

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

2024 at-the-market offering program

In August 2024, we filed a prospectus relating to an at-the-market offering program, pursuant to which we may offer and sell our common shares from time to time with an aggregate offering price of $100 million through Jefferies LLC acting as sales agent. For the three months ended September 30, 2024, we did not sell any shares under the program.

16.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Types of goods and services
Product revenue, net	$18,016	$14,267	$52,894	$52,417
Royalties	448	226	1,033	351
Total revenue	$18,464	$14,493	$53,927	$52,768

Customer Location
U.S.	$18,016	$14,267	$52,894	$52,417
EMEA(1)	448	226	1,033	351
Total revenue	$18,464	$14,493	$53,927	$52,768

(1) Europe, the Middle East and Africa

Product revenue, net
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three and nine months ended September 30, 2024:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of July 1, 2024	$11,251	$3,257	$14,508
GTN accruals for current period	2,051	4,436	6,487
Prior period adjustments	—	(378)	(378)
Credits, payments and reclassifications	—	(4,224)	(4,224)
Balance as of September 30, 2024	$13,302	$3,091	$16,393

Balance as of January 1, 2024	$7,391	$3,946	$11,337
GTN accruals for current period	5,955	12,653	18,608
Prior period adjustments	(44)	(1,398)	(1,442)
Credits, payments and reclassifications	—	(12,110)	(12,110)
Balance as of September 30, 2024	$13,302	$3,091	$16,393
The table below provides a rollforward of the Company’s accruals related to the GTN sales adjustments for the three and nine months ended September 30, 2023:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of July 1, 2023	$2,801	$2,933	$5,734
GTN accruals for current period	2,770	3,777	6,547
Prior period adjustments	—	(8)	(8)
Credits, payments and reclassifications	—	(3,482)	(3,482)
Balance as of September 30, 2023	$5,571	$3,220	$8,791

Balance as of January 1, 2023	$—	$3,746	$3,746
GTN accruals for current period	5,571	12,375	17,946
Prior period adjustments	—	(885)	(885)
Credits, payments and reclassifications	—	(12,016)	(12,016)
Balance as of September 30, 2023	$5,571	$3,220	$8,791

The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Accounts receivable, net	$2,263	$2,403
Other current and non-current liabilities	14,130	8,934
	$16,393	$11,337

Customers from which we derive more than 10% of our total product revenues for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
McKesson	39%	37%	40%	38%
AmerisourceBergen Corporation	35%	44%	36%	39%
Cardinal Health	26%	19%	24%	23%
17.Other income (expense)

Interest Income
Interest income includes interest received from banks on our cash balances. Interest income was $3.4 million and $9.6 million for the three and nine months ended September 30, 2024, respectively, and $2.7 million and $7.3 million for the three and nine months ended September 30, 2023, respectively.

Interest Expense

The components of Interest expense for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Deferred royalty obligation interest expense	$8,532	$8,087	$24,891	$19,662
Effective interest expense on senior secured term loan facility	4,585	4,728	13,401	13,748
Other interest expense	—	1	—	6
Interest expense	$13,117	$12,816	$38,292	$33,416

Other, net

The components of Other, net for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Deerfield warrant obligation, change in fair value income	$1,130	$140	$292	$776
Cumulative catch-up adjustment income (expense), deferred royalty obligation	206	437	732	(4,851)
Exchange differences gain (loss)	21	39	(75)	2
R&D tax credit	267	244	834	699
Other, net	$1,624	$860	$1,783	$(3,374)
18.Share-based compensation

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
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 17,741,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of September 30, 2024, the Company has 4,693,032 common shares available for the future issuance of share-based equity awards.

As of September 30, 2024 and December 31, 2023, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $159,314 and $157,906, respectively. The amounts of expense recognized for all awards for services received during the three and nine months ended September 30, 2024 were $1,541 and $1,408, respectively, and $2,005 and $10,992 during the three and nine months ended September 30, 2023, respectively.

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. As of September 30, 2024, the Company has 2,944,809 common shares available for the future issuance of share-based equity awards.
As of September 30, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $3,327. The amounts of expense for all awards recognized for services received during the three and nine months ended September 30, 2024 was $970 and $3,008, respectively.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 1,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of September 30, 2024, the Company has 470,300 common shares available for the future issuance of share-based equity awards under this plan.
As of September 30, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Inducement Plan was $327. The amounts of expense for all awards recognized for services received during the three and nine months ended September 30, 2024 was $232 and $327, respectively, under this plan.
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
The expense recognized for services received during the three and nine months ended September 30, 2024 was $1,386 and $641, respectively, and $1,277 and $5,343 during the three and nine months ended September 30, 2023, respectively.

Movements in the number of awards outstanding under the Plans described above and their related weighted average strike prices are as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2023	$11.00	10,744,406	8.14	$—
Granted	3.46	1,055,800
Forfeited	9.71	(514,845)
Expired	31.17	(957,102)
Exercised	2.25	(87,822)
Outstanding as of September 30, 2024	$8.94	10,240,437	7.70	$—

As of September 30, 2024, 5,213,316 awards are vested and exercisable out of the total outstanding awards of 10,240,437 common shares. As of September 30, 2024, the weighted average strike price and weighted average remaining life for vested and exercisable awards is $13.55 and 6.91 years, respectively. Awards outstanding as of September 30, 2024 have expiration dates through 2034. The weighted average grant date fair value of the awards granted during the nine months ended September 30, 2024 was $2.73. The aggregate intrinsic value of vested and exercisable options was zero. As of September 30, 2024, the unrecognized compensation cost related to 5,027,121 unvested share options expected to vest was $9.0 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.53 years.
The fair values of the options granted under the 2019 Equity Incentive Plan and the Inducement Plan were determined on the date of the grant using the Black-Scholes option-pricing model.
The fair values of the options granted during the three and nine months ended September 30, 2024 and 2023 were determined on the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Share price, in $	2.73-3.68	0.82-1.51	1.69-4.86	0.82-5.45
Strike price, in $	2.73-3.68	0.82-1.51	1.69-4.86	0.82-5.45
Expected volatility, in %	95	80	95	75-80
Award life, in years	6.08	6.08	6.08	6.08
Expected dividends	—	—	—	—
Risk-free interest rate, in %	3.63-4.35	4.11-4.62	3.63-4.54	3.39-4.62
During the six months ended June 30, 2023, the expected volatility was based on the Company’s historical volatility and selected volatility determined by median values observed among other comparable public companies. Beginning in the third quarter of 2023, the Company’s expected volatility is no longer determined by values observed among other comparable companies and is now based solely on the Company’s historical volatility. The award life for options granted was based on the time interval between the date of grant and the date during the ten-year life after which, when making the grant, the Company expected on average that participants would exercise their options.

RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets. The expense recognized for services received during the three and nine months ended

September 30, 2024 is $1,357 and $4,102, respectively, and $728 and $5,649 during the three and nine months ended September 30, 2023, respectively.

The following table summarizes the RSU awards outstanding as of September 30, 2024:

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2023	6,533,843	$2.03
Granted	280,000	3.16
Vested	(502,929)	9.17
Forfeited	(638,983)	1.77
September 30, 2024 (1)	5,671,931	$1.48
(1) Includes 5,055,191 RSUs outstanding in connection with the Conditional Share Capital Pan.
The total fair value of RSU awards vested (as measured on the date of vesting) during the nine months ended September 30, 2024 was $2.1 million.
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
The expense recognized related to the ESPP during the three and nine months ended September 30, 2024 is $63 and $209, respectively, and $78 and $283 during the three and nine months ended September 30, 2023, respectively.
19.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares and pre-funded warrants outstanding during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net loss	$(43,969)	$(46,726)	$(127,119)	$(155,022)
Weighted average number of shares outstanding	104,824,877	82,256,847	94,394,355	81,516,563
Basic and diluted loss per share	$(0.42)	$(0.57)	$(1.35)	$(1.90)
For the three and nine months ended September 30, 2024 and 2023, basic and diluted loss per share is calculated on the weighted average number of shares issued and outstanding and excludes shares to be issued under the Equity Incentive Plan 2019, Conditional Share Capital Plan, Inducement Plan, the Company’s warrant agreements and 2022 ESPP as the effect of including those shares would be anti-dilutive. See note 10, “Senior secured term loan facility,” note 11, “Deerfield warrants”, note 15, “Shareholders’ equity”, and note 18, “Share-based compensation expense,” for further information.

Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	Nine months ended September 30,
	2024	2023
2019 Equity Incentive Plan - Share Options	9,710,737	10,782,033
Inducement Plan - Share Options	529,700	—
2019 Equity Incentive Plan - RSUs	616,740	982,458
Conditional Share Capital Plan - RSUs	5,055,191	—
Outstanding warrants	4,940,135	4,940,135
	20,852,503	16,704,626

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

In our hematology program, our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. Food and Drug Administration (“FDA”) and conditional approval from the European Commission for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. We have a direct commercialization model in the U.S. to help drive growth of ZYNLONTA. Outside the U.S., we continue to advance the development and commercialization of ZYNLONTA through strategic partnerships. We are seeking to continue expanding ZYNLONTA internationally, and into earlier lines of DLBCL and other indolent lymphomas, including follicular lymphoma (“FL”) and marginal zone lymphoma (“MZL”) as a single and combination agent of choice through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. In addition, we are investigating a CD-22 targeted compound, ADCT-602, in collaboration with MD Anderson Cancer Center in a Phase 1/2 investigator-initiated study in relapsed or refractory B-cell acute lymphoblastic leukemia.

In our solid tumor program, we have a pipeline of early stage pre-clinical research programs, and our clinical-stage program ADCT-601 (mipasetamab uzoptirine) targeting AXL as a single agent and/or in combination in sarcoma, pancreatic, and non-small cell lung cancer (“NSCLC”). Based on the available clinical data and capital requirements for continued development, we have made the decision to discontinue the phase 1b ADCT-601 program. Although early signs of antitumor activity were observed during the dose escalation phase, we were unable to demonstrate a favorable benefit-risk profile during the dose optimization/expansion phase. Our pre-clinical stage pipeline includes a portfolio of next generation investigational ADCs targeting Claudin-6, PSMA, NaPi2b and ASCT2. Investigational New Drug (IND) enabling studies are in progress for ADC targeting Claudin-6, PSMA and NaPi2b programs while ASCT2 targeting ADC is in drug candidate selection stage and is expected to be completed this year. In addition, we are advancing research with a range of payloads, linkers and conjugation technologies against undisclosed targets.

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands, except percentages and per share)	2024	2023	Change	% Change
Revenue
Product revenues, net	$18,016	$14,267	$3,749	26.3%
License revenues and royalties	448	226	222	98.2%
Total revenue, net	18,464	14,493	3,971	27.4%

Operating expense
Cost of product sales	(851)	(208)	(643)	309.1%
Research and development	(32,502)	(27,080)	(5,422)	20.0%
Selling and marketing	(10,673)	(13,730)	3,057	(22.3)%
General and administrative	(10,002)	(9,624)	(378)	3.9%
Total operating expense	(54,028)	(50,642)	(3,386)	6.7%
Loss from operations	(35,564)	(36,149)	585	(1.6)%

Other income (expense)
Interest income	3,438	2,703	735	27.2%
Interest expense	(13,117)	(12,816)	(301)	2.3%
Other, net	1,624	860	764	88.8%
Total other expense, net	(8,055)	(9,253)	1,198	(12.9)%

Loss before income taxes	(43,619)	(45,402)	1,783	(3.9)%
Income tax (expense) benefit	(90)	85	(175)	(205.9)%
Loss before equity in net losses of joint venture	(43,709)	(45,317)	1,608	(3.5)%
Equity in net losses of joint venture	(260)	(1,409)	1,149	(81.5)%
Net loss	$(43,969)	$(46,726)	$2,757	(5.9)%

Net loss per share, basic and diluted	$(0.42)	$(0.57)	$0.15	(26.3)%

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
Product revenues, net, were $18.0 million for the three months ended September 30, 2024 as compared to $14.3 million for the three months ended September 30, 2023, an increase of $3.7 million, or 26.3%. The increase is primarily driven by higher sales volume and a higher selling price. The increase in product revenues is also attributable to lower GTN deductions primarily due to a lower discarded drug rebate accrual for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

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
Royalties were $448 thousand for the three months ended September 30, 2024 as compared to $226 thousand for the three months ended September 30, 2023.
Operating Expenses
Cost of Product Sales
Cost of product sales primarily includes direct and indirect costs relating to the third-party manufacture and distribution of ZYNLONTA, royalties payable to a collaboration partner based on net product sales of ZYNLONTA and inventory write-downs. We expect that cost of product sales will increase over time as we sell through pre-approval inventory that was previously expensed prior to commercialization under U.S. GAAP. Factors such as inflation may also increase our cost of product sales as a percentage of product revenue if we are not able to increase the price at which we sell ZYNLONTA to offset such increases in our cost of product sales.
Cost of product sales were $0.9 million for the three months ended September 30, 2024 as compared to cost of product sales of $0.2 million for the three months ended September 30, 2023 an increase of $0.6 million, or 309.1%. The increase in cost of product sales was primarily driven by higher commercial shipping, storage and stability costs during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Research and Development Expenses
The following table summarizes our research and development expenses for our major development programs for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
ZYNLONTA	$18,207	$17,058	$1,149
ADCT-601	5,626	2,221	3,405
ADCT-602	262	394	(132)
Preclinical product candidates and research pipeline	4,614	2,832	1,782
Discontinued programs(1)	732	2,533	(1,801)
Not allocated to specific programs(2)	2,070	1,885	185
Share-based compensation expense	991	157	834
Research and development expenses	$32,502	$27,080	$5,422
(1) Beginning in September 30, 2024, Cami, ADCT-901 and ADCT-212 were included in Discontinued programs. Prior to September 30, 2024 these programs were separately presented as major development programs. Prior periods have been recast to conform to the current period presentation.
(2)Includes third-party contracting and employee expenses, as well as expense for preclinical research, storage, shipping and lab consumables that span multiple programs.

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
Our R&D expenses were $32.5 million for the three months ended September 30, 2024 as compared to $27.1 million for the three months ended September 30, 2023, an increase of $5.4 million, or 20.0%, primarily due to higher spend on ZYNLONTA, ADCT-601 and other R&D research strategy, platform and pipeline initiatives, partially offset by other productivity and cost savings initiatives and decreased spending on discontinued programs, as discussed below.

ZYNLONTA
Research and development expenses for ZYNLONTA were $18.2 million for the three months ended September 30, 2024 as compared to $17.1 million for the three months ended September 30, 2023, an increase of $1.1 million. The increase was primarily due to higher chemistry, manufacturing and controls (“CMC”) expense of $1.8 million for LOTIS 5 and LOTIS

7, partially offset by lower professional fees of $0.5 million related to ZYNLONTA for the three months ended September 30, 2024 as a result of productivity initiatives and portfolio prioritization.

ADCT-601
Research and development expenses for ADCT-601 were $5.6 million for the three months ended September 30, 2024 as compared to $2.2 million for the three months ended September 30, 2023, an increase of $3.4 million. The increase is primarily attributable to higher patient enrollment and progress towards the completion of the study. The ADCT-601 program will be discontinued and is no longer enrolling patients.
Preclinical product candidates and research pipeline
Research and development expenses associated with our preclinical product candidates and research pipeline were $4.6 million for the three months ended September 30, 2024 as compared to $2.8 million for the three months ended September 30, 2023. The increase is primarily attributable to increased spending on our research strategy, platform and pipeline initiatives including Claudin-6, PSMA and ASCT2.

Discontinued programs

Spending on our discontinued programs have decreased from $2.5 million for the three months ended September 30, 2023 to $0.7 million for three months ended September 30, 2024, a decrease of $1.8 million. The decrease was attributable to decreased spending on ADCT-901 of $1.2 million, Cami of $0.3 million and ADCT-212 of $0.3 million.

Share-based compensation

Share-based compensation expense was $1.0 million for the three months ended September 30, 2024 as compared to $0.2 million for the three months ended September 30, 2023, an increase of $0.8 million. The increase was primarily driven by fluctuations in our share price and forfeitures of awards in connection with employee terminations during the three months ended September 30, 2023.
Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
External costs and overhead	$5,056	$8,035	$(2,979)
Employee expenses(1)	5,262	5,533	(271)
Share-based compensation expense	355	162	193
Selling and marketing expenses	$10,673	$13,730	$(3,057)
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

Selling and marketing expenses were $10.7 million for the three months ended September 30, 2024 as compared to $13.7 million for the three months ended September 30, 2023, a decrease of $3.1 million or 22.3%. The decrease in external costs and overhead was primarily attributable to $3.1 million in lower spend on marketing and advertising expenses as a result of reduced spending initiatives within the U.S. The decrease in employee expenses was primarily due to lower wages and benefits of $0.3 million. The increase in share-based compensation expense was primarily due to fluctuations in our share price, as well as lower forfeitures of awards in connection with employee terminations.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
External costs and overhead	$3,901	$4,209	$(308)
Employee expenses(1)	4,641	3,651	990
Share-based compensation expense	1,460	1,764	(304)
General and administrative expenses	$10,002	$9,624	$378
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
General and administrative expenses were $10.0 million for the three months ended September 30, 2024 as compared to $9.6 million for the three months ended September 30, 2023, an increase of $0.4 million, or 3.9%. External costs and overhead costs decreased primarily as a result of lower insurance costs of $0.4 million. The increase in employee expenses was primarily due to higher wages, benefits and recruitment costs of $1.0 million. The decrease in share-based compensation expense was primarily due to fluctuations in our share price.

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
Interest income was $3.4 million for the three months ended September 30, 2024 as compared to $2.7 million for the three months ended September 30, 2023, an increase of $0.7 million. The increase was due to higher average cash balances and higher yields received on cash deposits.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $13.1 million for the three months ended September 30, 2024 as compared to $12.8 million for the three months ended September 30, 2023, an increase of $0.3 million, or 2.3%. The increase was related to higher accretion of our deferred royalty obligation with HCR.
Other, net
Other, net consists primarily of changes in the fair value (gains or losses) of the Deerfield warrant obligation; and cumulative catch-up adjustments related to our deferred royalty obligation.
Other, net for the three months ended September 30, 2024 and 2023 included the following:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Deerfield warrant obligation, change in fair value income	1,130	$140	$990
Cumulative catch-up adjustment income, deferred royalty obligation	206	437	(231)
Exchange differences gain	21	39	(18)
R&D tax credit	267	244	23
Total	$1,624	$860	$764

Deerfield Warrant Obligation, Change in Fair Value Income
Pursuant to an Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to Deerfield to purchase an aggregate of 4,412,840 common shares. The Deerfield warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on August 15, 2022 and is remeasured to fair value at the end of each reporting period. The income of $1.1 million for the three months ended September 30, 2024 was primarily due to a decrease in projected volatility of the underlying shares during the period while the income of $0.1 million for the three months ended September 30, 2023 was primarily due to the decrease in fair value of the underlying shares during the respective period.

Cumulative catch-up adjustment income, deferred royalty obligation

We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income of $0.2 million and $0.4 million as a result of changes in the deferred royalty obligation for the three months ended September 30, 2024 and 2023, respectively, was primarily due to the quarterly revenue results incorporated into the valuation model during the respective periods.

Income Tax (Expense) Benefit
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax (expense) benefit of $(0.1) million for the three months ended September 30, 2024 as compared to $0.1 million for the three months ended September 30, 2023. The change is primarily driven by the new transfer pricing model which was implemented in the fourth quarter of 2023.

Equity in Net Losses of Joint Venture

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Share of Overland ADCT BioPharma net loss	$(260)	$(1,409)	$1,149

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $0.3 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 we recorded our share of Overland ADCT Biopharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands, except percentages and per share)	2024	2023	Change	% Change
Revenue
Product revenues, net	$52,894	$52,417	$477	0.9%
License revenues and royalties	1,033	351	682	194.3%
Total revenue, net	53,927	52,768	1,159	2.2%

Operating expense
Cost of product sales	(4,578)	(1,313)	(3,265)	248.7%
Research and development	(82,532)	(96,797)	14,265	(14.7)%
Selling and marketing	(32,764)	(43,537)	10,773	(24.7)%
General and administrative	(32,271)	(37,129)	4,858	(13.1)%
Total operating expense	(152,145)	(178,776)	26,631	(14.9)%
Loss from operations	(98,218)	(126,008)	27,790	(22.1)%

Other income (expense)
Interest income	9,639	7,250	2,389	33.0%
Interest expense	(38,292)	(33,416)	(4,876)	14.6%
Other, net	1,783	(3,374)	5,157	(152.8)%
Total other expense, net	(26,870)	(29,540)	2,670	(9.0)%

Loss before income taxes	(125,088)	(155,548)	30,460	(19.6)%
Income tax (expense) benefit	(487)	4,065	(4,552)	(112.0)%
Loss before equity in net losses of joint venture	(125,575)	(151,483)	25,908	(17.1)%
Equity in net losses of joint venture	(1,544)	(3,539)	1,995	(56.4)%
Net loss	$(127,119)	$(155,022)	$27,903	(18.0)%

Net loss per share, basic and diluted	$(1.35)	$(1.90)	$0.55	(28.9)%

Revenue

Product Revenues, net
We generate product revenue through the sale of ZYNLONTA in the United States. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. In the long term, we expect that our product revenue will increase as we execute our business strategy, although our product revenue may fluctuate from period to period based on a number of factors, including patient demand, as well as the timing, dose and duration, of patient therapy and customers’ buying patterns and GTN deductions. We expect a similar level of GTN sales adjustments as a percentage of gross sales, and may also experience variability in GTN sales adjustments due to additional information and actual experience such as actual rebate and return rates.
Product revenues, net, was $52.9 million for the nine months ended September 30, 2024 as compared to $52.4 million for the nine months ended September 30, 2023, an increase of $0.5 million, or 0.9%. The increase is primarily attributable to a higher price, partially offset by lower sales volume.

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
Royalties were $1.0 million for the nine months ended September 30, 2024 as compared to $0.4 million for the nine months ended September 30, 2023.
Operating Expenses
Cost of Product Sales
Cost of product sales primarily includes direct and indirect costs relating to the third-party manufacture and distribution of ZYNLONTA, royalties payable to a collaboration partner based on net product sales of ZYNLONTA and inventory write-downs. We expect that cost of product sales will increase over time as we sell through pre-approval inventory that was previously expensed prior to commercialization under U.S. GAAP. Factors such as inflation may also increase our cost of product sales as a percentage of product revenue if we are not able to increase the price at which we sell ZYNLONTA to offset such increases in our cost of product sales.
Cost of product sales were $4.6 million for the nine months ended September 30, 2024 as compared to cost of product sales of $1.3 million for the nine months ended September 30, 2023. The increase is primarily attributable to a $1.1 million batch cancellation fee, higher stability, shipping and storage costs of $1.2 million recognized during the nine months ended September 30, 2024, a $0.6 million increase in our excess inventory reserve, and a $0.3 million manufacturing credit received from a contract manufacturer which was recorded as a reduction to cost of product sales for the nine months ended September 30, 2023.

Research and Development Expenses
The following table summarizes our research and development expenses for our major development programs for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
ZYNLONTA	$45,356	$52,826	$(7,470)
ADCT-601	13,470	6,738	6,732
ADCT-602	985	1,201	(216)
Preclinical product candidates and research pipeline	12,011	7,725	4,286
Discontinued programs(1)	3,369	19,435	(16,066)
Not allocated to specific programs(2)	6,492	5,674	818
Share-based compensation expense	849	3,198	(2,349)
Research and development expenses	$82,532	$96,797	$(14,265)
(1) Beginning in September 30, 2024, Cami, ADCT-901 and ADCT-212 were included in Discontinued programs. Prior to September 30, 2024 these programs were separately presented as major development programs. Prior periods have been recast to conform to the current period presentation.
(2)Includes third-party contracting and employee expenses, as well as expense for preclinical research, storage, shipping and lab consumables that span multiple programs.

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
Our R&D expenses were $82.5 million for the nine months ended September 30, 2024 as compared to $96.8 million for the nine months ended September 30, 2023, a decrease of $14.3 million, or 14.7%, primarily due to lower spending on ZYNLONTA and focused investment toward prioritized development programs, as discussed below.

ZYNLONTA

Research and development expenses for ZYNLONTA were $45.4 million for the nine months ended September 30, 2024 as compared to $52.8 million for the nine months ended September 30, 2023, a decrease of $7.5 million. The decrease was primarily due to lower clinical trial costs for LOTIS 3, LOTIS 5, LOTIS 6 and LOTIS 7 of $2.6 million, as well as lower professional fees of $1.9 million related to ZYNLONTA for the nine months ended September 30, 2024 as a result of productivity initiatives and portfolio prioritization.

ADCT-601
Research and development expenses for ADCT-601 were $13.5 million for the nine months ended September 30, 2024 as compared to $6.7 million for the nine months ended September 30, 2023, an increase of $6.7 million. The increase is primarily attributable to higher patient enrollment and progress towards the completion of the study. The ADCT-601 program will be discontinued and is no longer enrolling patients.
Preclinical product candidates and research pipeline
Research and development expenses associated with our preclinical product candidates and research pipeline were $12.0 million for the nine months ended September 30, 2024 as compared to $7.7 million for the nine months ended September 30, 2023, a decrease of $4.3 million. The increase is primarily attributable to increased spending on our research strategy, platform and pipeline initiatives including Claudin-6, Napi2b, PSMA and ASCT2.

Discontinued programs

Spending on our discontinued programs including Cami, ADCT-901 and ADCT-212 have decreased from $19.4 million for the three months ended September 30, 2023 to $3.4 million for three months ended September 30, 2024, a decrease of $16.1 million. The decrease was attributable to decreased spending on Cami of $8.4 million, ADCT-212 of $4.4 million and ADCT-901 of $3.3 million.

Share-based compensation

Share-based compensation expense was $0.8 million for the nine months ended September 30, 2024 as compared to $3.2 million for the nine months ended September 30, 2023, a decrease of $2.3 million. The decrease was primarily driven by fluctuations in our share price as well as forfeitures of awards in connection with employee terminations.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
External costs and overhead	$15,718	$23,724	$(8,006)
Employee expenses(1)	17,134	19,563	(2,429)
Share-based compensation (reversal) expense	(88)	250	(338)
Selling and marketing expenses	$32,764	$43,537	$(10,773)
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

Selling and marketing expenses were $32.8 million for the nine months ended September 30, 2024 as compared to $43.5 million for the nine months ended September 30, 2023, a decrease of $10.8 million or 24.7%. The decrease in external costs and overhead was primarily attributable to $8.4 million in lower spend on marketing and advertising expenses as a result of reduced spending initiatives within the U.S., partially offset by higher travel and IT expenses of $0.4 million. The decrease in employee expenses was primarily due to lower wages and benefits of $2.2 million primarily due to decreased headcount, as well as lower recruitment costs of $0.2 million. The decrease in share-based compensation expense of $0.3 million was primarily due to fluctuations in our share price as well as forfeitures of awards in connection with employee terminations.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
External costs and overhead	$13,675	$14,716	$(1,041)
Employee expenses(1)	14,405	14,586	(181)
Share-based compensation expense	4,191	7,827	(3,636)
General and administrative expenses	$32,271	$37,129	$(4,858)
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
General and administrative expenses were $32.3 million for the nine months ended September 30, 2024 as compared to $37.1 million for the nine months ended September 30, 2023, a decrease of $4.9 million, or 13.1%. The decrease in external costs and overhead was primarily related to lower insurance and IT costs of $1.1 million. The decrease in employee expenses was primarily due to lower wages and benefits of $0.4 million partially offset by higher recruitment costs of $0.2 million. The decrease in share-based compensation expense was primarily due to fluctuations in our share price as well as forfeitures of awards in connection with employee terminations.

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
Interest income was $9.6 million for the nine months ended September 30, 2024 as compared to $7.3 million for the nine months ended September 30, 2023, an increase of $2.4 million or 33.0%. The increase was due to higher average cash balances and higher yields received on cash deposits.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $38.3 million for the nine months ended September 30, 2024 as compared to $33.4 million for the nine months ended September 30, 2023, an increase of $4.9 million, or 14.6%. The increase was related to higher accretion of our deferred royalty obligation with HCR as a result of the $73.1 million, net of transaction costs, received in June 2023 upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country, which increased the liability.
Other, net
Other, net consists primarily of changes in the fair value (gains or losses) of the Deerfield warrant obligation; and cumulative catch-up adjustments related to our deferred royalty obligation.
Other, net for the nine months ended September 30, 2024 and 2023 included the following:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Deerfield warrant obligation, change in fair value income	292	$776	$(484)
Cumulative catch-up adjustment income (expense), deferred royalty obligation	732	(4,851)	5,583
Exchange differences (loss) gain	(75)	2	(77)
R&D tax credit	834	699	135
Total	$1,783	$(3,374)	$5,157

Deerfield Warrant Obligation, Change in Fair Value Income

Pursuant to an Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to Deerfield to purchase an aggregate of 4,412,840 common shares. The Deerfield warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on August 15, 2022 and is remeasured to fair value at the end of each reporting period. The income of $0.3 million for the nine months ended September 30, 2024 was primarily due to a decrease in the projected volatility of the underlying shares partially offset by an increase in fair value of the underlying shares during the respective period while the income of $0.8 million during the nine months ended September 30, 2023 was primarily due to the decrease in fair value of the underlying shares during the respective period.
Cumulative catch-up adjustment income (expense), deferred royalty obligation

We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income (expense) was $0.7 million for the nine months ended September 30, 2024 as compared to $(4.9) million for the nine months ended September 30, 2023, a change of $5.6 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2023, which revisions were primarily attributable to the Company’s updated strategic and development plans.

Income Tax Expense (Benefit)
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax (expense) of $(0.5) million for the nine months ended September 30, 2024 as compared to an income tax benefit of $4.1 million for the nine months ended September 30, 2023, primarily driven by our U.S. and UK operations and transfer pricing model which was implemented in the fourth quarter of 2023.

Equity in Net Losses of Joint Venture

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Share of Overland ADCT BioPharma net loss	$(1,544)	$(3,539)	$1,995

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $1.5 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 we recorded our share of Overland ADCT BioPharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture.

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $274.3 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of this report.

We had an accumulated deficit of $1,462.6 million as of September 30, 2024, and our operations have historically been funded primarily through equity offerings, debt financings and royalty financing arrangements.
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
In May 2024, we completed an underwritten offering which resulted in net proceeds of approximately $97.4 million. In August 2024, we filed a prospectus relating to an at-the-market offering program, pursuant to which we may offer and sell our common shares from time to time with an aggregate offering price of $100 million, subject to share limitations, through Jefferies LLC acting as sales agent. For the three months ended September 30, 2024, we did not sell any shares under the program.
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

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net cash (used in) provided by:
Operating activities	$(101,983)	$(87,053)	$(14,930)
Investing activities	(777)	(2,889)	2,112
Financing activities	98,174	73,876	24,298
Net change in cash and cash equivalents	$(4,586)	$(16,066)	$11,480
Net Cash Used in Operating Activities
Net cash used in operating activities was $102.0 million for the nine months ended September 30, 2024 as compared to $87.1 million for the nine months ended September 30, 2023, an increase of $14.9 million. The increase in cash used in operating activities on a period over period basis was primarily due to the receipt of the $50.0 million in Sobi license milestone during the nine months ended September 30, 2023 which was recognized in revenue in December 2022 upon approval of the Marketing Authorisation Application by the European Commission for ZYNLONTA in third-line DLBCL, partially offset by the lower net loss for the period of $27.9 million attributable to a decrease in operating expenses and the timing of cash payments and receipts.

Net Cash Used in Investing Activities
Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2024 as compared to $2.9 million for the nine months ended September 30, 2023, a decrease of $2.1 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $98.2 million for the nine months ended September 30, 2024 and primarily related to the net proceeds received from the completion of the Company’s 2024 Equity Offering in May 2024. Net cash provided by financing activities was $73.9 million for the nine months ended September 30, 2023 and primarily related to the proceeds received under the deferred royalty obligation with HCR upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country.

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

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	8-K	001-39071	3.1	June 14, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA

/s/ Ameet Mallik
Date: November 7, 2024	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: November 7, 2024	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: November 7, 2024	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)