Form 10-K
period 2024-12-31
ADC Therapeutics SA
filed 2025-03-27
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common shares on The New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $173.4 million.

As of March 17, 2025, the number of common shares outstanding was 99,083,838.

DOCUMENTS INCORPORATED BY REFERENCE:
ADC Therapeutics SA intends to file a definitive proxy statement pursuant to Regulation 14A relating to its 2025 Annual General Meeting within 120 days of the end of its fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•our ability to continue to fund, or enter into collaborative or partnership arrangements for our research programs, and the timing, results and future clinical outcomes of such research programs;
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
•the size and growth potential of the markets for our products and product candidates
•potential product liability lawsuits and product recalls for our products;
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

PART I
Item 1. Business
Overview
ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”). The Company is advancing its proprietary ADC technology with the goal of transforming the cancer treatment paradigm for patients with hematologic malignancies and solid tumors. We have a validated and differentiated technology platform with multiple payloads, linkers and conjugation chemistry, enabling the design of next-generation potent ADCs with an enhanced therapeutic index. We are seeking to expand the label for our FDA-approved and marketed product, ZYNLONTA® (loncastuximab tesirine) into new indications and earlier lines of therapy while pursuing our early-stage solid tumor programs. We leverage our scientific and technical expertise and apply a disciplined approach to target selection to expand and advance our pipeline. Our portfolio of ADCs utilizes our highly potent pyrrolobenzodiazepine (“PBD”) payload, a differentiated exatecan-based payload with a novel hydrophilic linker and a next generation ADC toolbox.

In our hematology program, our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. Food and Drug Administration (“FDA”), conditional approval from the European Commission and conditional approval from the China National Medical Products Administration (“NMPA”) for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. We are seeking to continue expanding ZYNLONTA internationally, and into earlier lines of DLBCL and indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (“FL”), as a single agent and in combination through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase 1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. In addition, we are investigating a CD-22 targeted compound, ADCT-602, in collaboration with the MD Anderson Cancer Center in a Phase 1/2 IIT in relapsed or refractory B-cell acute lymphoblastic leukemia.

In solid tumors, we have early-stage preclinical research programs, including a portfolio of next-generation investigational ADCs targeting Claudin-6, PSMA, NaPi2b, and ASCT2, the most advanced of which are PSMA and Claudin-6. In addition, we are advancing research with a range of payloads, linkers and conjugation technologies against undisclosed targets. The Company is seeking strategic partnerships, collaborations or license arrangements to continue to fund these and other programs.

Strategy

Our goal is to be a leading ADC company that transforms the lives of those impacted by cancer. To achieve this, we are focused on unlocking the potential value of our robust ADC portfolio across two pillars of growth: maximizing the ZYNLONTA opportunity in hematology and pursuing our early-stage research portfolio in solid tumors.

We aim to expand our portfolio and accelerate the development of our pipeline through targeted investments and in collaboration with strategic partners. In this way, we plan to pursue multiple targets in parallel, enabling us to prioritize and ensure disciplined capital allocation strategy while advancing the most promising candidates in both hematology and solid tumors.

Hematology

In our hematology program, our strategy is to maximize and expand the ZYNLONTA opportunity in several ways:

•Maximize ZYNLONTA in third-line plus (“3L+”) DLBCL. We are driving utilization of ZYNLONTA in the 3L+ setting of DLBCL through increased awareness of ZYNLONTA’s efficacy and manageable safety profile and its suitability for use across treatment settings.

•Seek to expand ZYNLONTA into earlier lines of DLBCL and indolent lymphomas as a single agent and in combination with other therapies. We are studying the potential to move ZYNLONTA into earlier lines of therapy in combination with rituximab (LOTIS-5), glofitamab (LOTIS-7) and other novel combinations through our clinical trials and IITs. We believe these development efforts, if successful, will enable ZYNLONTA to move into earlier lines of treatment and potentially become a combination agent of choice in the 2L+ setting, increasing ZYNLONTA’s overall market opportunity.

•Continue to advance the development and commercialization of ZYNLONTA outside of the United States through strategic partnerships. We are committed to providing global access to ZYNLONTA for patients who may benefit from this treatment. In Europe, ZYNLONTA has received conditional approval from the European Commission for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. In China, we have received conditional approval for relapsed or refractory DLBCL after two or more lines of systemic therapy. We have entered into strategic agreements to maximize the commercial potential of ZYNLONTA, including an exclusive license agreement with Mitsubishi Tanabe Corporation (“MTPC”) in Japan, and a joint venture with Overland Pharmaceuticals in China (including Hong Kong and Macau), Singapore, and Taiwan, and an exclusive license agreement with Sobi for all other regions, excluding the U.S. In China, we and the joint venture are exploring commercialization options for ZYNLONTA. In Japan, MTPC is undertaking a Phase 1/2 bridging study and joined the LOTIS-5 confirmatory Phase 3 clinical trial.

We are also developing ADCT-602 targeting CD22 in collaboration with the MD Anderson Cancer Center for patients with relapsed or refractory acute lymphoblastic leukemia. We are currently in dose escalation with ADCT-602 and evaluating the 75 µg/kg dose.

Solid Tumors

In solid tumors, our strategy is to pursue multiple exatecan-based ADC pre-clinical candidates in parallel. We seek to maximize the value of our solid tumor program through strategic partnerships, collaborations and licenses for one or more research programs. Specifically, we seek to:

•Broaden and advance our ADC platform. We are advancing a portfolio of investigational ADCs including those targeting Claudin-6, PSMA, NaPi2b, and ASCT2, the most advanced of which are PSMA and Claudin-6. These candidates are based on an innovative proprietary approach that utilizes exatecan with a novel hydrophilic linker as a highly potent and differentiated payload. We are leveraging our decade-long expertise in the ADC field with multiple INDs and a proven track record of success to continue building this toolbox with new antibody formats, linkers and toxins while advancing a range of payloads, linkers and conjugation technologies against multiple targets to develop differentiated next-generation assets.

Our Competitive Capabilities

We are a pioneer and leader in the ADC field with specialized end-to-end capabilities for developing optimized ADCs. This includes a strong, integrated research & development organization and a validated technology platform with clinical-stage product candidates currently in the pipeline, multiple next-generation ADCs being developed and a proven executional track record that includes ZYNLONTA, the first PBD-based ADC receiving accelerated approval from the FDA, conditional approval from the European Commission and conditional approval from the NMPA in China for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy.

Our executive leadership team is comprised of seasoned industry veterans with a history of proven expertise in biopharma from preclinical research and development to drug approval and commercialization.

Since the company was founded in 2011, ADC Therapeutics has significantly invested in all the core capabilities required for the design, preclinical and clinical development and manufacturing of novel ADCs. In the discovery stage, we utilize cutting-edge research to select optimal targeting moiety, linker and payload. The intersection of our technical capabilities, integrated organization and depth of experience allows us to move efficiently through preclinical development into the clinic in pursuit of therapeutic window, if needed in biomarker enriched patient populations. Further, our robust in-house chemistry, manufacturing and controls (“CMC”) capabilities utilize a highly experienced workforce to manage a top-tier external manufacturing network through third-party contract manufacturing organizations (“CMOs”) capable of manufacturing highly potent molecules and complex biologics.

Our Technology Platform and Key Strengths of ADCs

ADCs are an established therapeutic approach in oncology. ADCs selectively deliver potent cytotoxins directly to tumor cells, with the goal of maximizing activity in tumor cells while minimizing toxicity to healthy cells. ADCs are an important part of the cancer treatment paradigm for the following reasons:

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

Within ADC Therapeutics, we have a strong focus on technology development with the goal of developing best-in-class ADC candidates with an optimal therapeutic window for any given tumor target. We have an expanding toolbox with a range of payloads, linkers and conjugation technologies.

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

Toxins

Our current pipeline consists of multiple programs targeting hematological and solid tumor targets for which we have selected ADC candidates employing our proprietary exatecan platform or PBD dimer technology (under license from AstraZeneca). Exatecans belong to the family of camptothecins, which are naturally occurring pentacyclic quinoline alkaloids that bind to DNA topoisomerase I, inhibiting DNA relegation and finally causing apoptosis. Campothecins such as exatecan therefore possesses high cytotoxic activity against a variety of tumors. The potency of exatecan is slightly higher than DXd, the topoisomerase I inhibitor used in Enhertu® and other ADCs in clinical development such as ifinatamab deruxtecan, patritumab deruxtecan and raludotatug deruxtecan.

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

In addition to our proprietary exatecan platform and PBD dimer technology, we have access to another DNA alkylating cytotoxin which we can access under a license agreement. We are furthermore developing payloads based on immune modulators to develop immune stimulating antibody conjugates (ISACs) based on TLR7 agonists. Our ultimate objective is to have a variety of different toxins with orthogonal Mode of Action which can be used to design dual conjugate ADCs (i.e., an ADC to which two different toxins are conjugated).

Linkers

Our linker design focuses on different aspects. First, we focus on the spacer in the linker. Our proprietary exatecan platform is based on a novel hydrophilic spacer which allows conjugation of exatecan to antibodies at high drug to antibody ratio (“DAR”). Secondly, we have cleavable versus non-cleavable linker configurations. While cleavable linkers are the preferred choice if a bystander effect of the ADC is desired, in certain cases bystander activity should be avoided, which can be achieved using non-cleavable linkers. Finally, we have developed a set of branched linkers that allows us to increase the DAR or to generate ADCs with multiple toxins on a single conjugation site.

Conjugation Technologies

Depending on the desired DAR and other criteria such as the need for Fc gamma receptor binding, we can design the optimal ADC using a selection of different site-specific conjugation technologies, either enzymatic or non-enzymatic. We also have access to multiple conjugation chemistries such as classical maleimide and bio-orthogonal click chemistry and we are implementing additional proprietary approaches. We also have a variety of tools that allows us to design dual conjugate ADCs (i.e., an ADC to which two different toxins are conjugated).

Our Portfolio and Pipeline
The following table provides an overview of our current product portfolio and research pipeline:

NTE: Non-Transplant Eligible. * The ADCT-602 trial is being led by the University of Texas MD Anderson Cancer Center.

Our Market Opportunity
Hematology

ZYNLONTA (loncastuximab tesirine): ADC Targeting CD19
The Lymphoma Disease Setting

We have and continue to develop ZYNLONTA for the treatment of B-cell lymphomas, including:
•DLBCL, the most common type of lymphoma. It is an aggressive form of non-Hodgkin lymphoma (“NHL”) and accounts for 30% of all NHL cases. Approximately 32,000 people in the United States are diagnosed with DLBCL each year and the five-year prevalence for DLBCL is an estimated 113,000 patients, with approximately 70% in the first-line setting, approximately 21% in the 2L setting and approximately 9% in the 3L setting.
•Marginal zone lymphoma (“MZL”) is a rare, indolent form of NHL. MZL is the third most common NHL subtype. In the United States, the five-year prevalence for MZL is an estimated 40,000 patients, with approximately 61% in the first-line setting, approximately 27% in the 2L setting and approximately 12% in the 3L setting.
•Follicular lymphoma (“FL”), is an indolent type of NHL. In the United States, the five-year prevalence for FL is an estimated 62,000 patients, with approximately 65% in the first-line setting, approximately 24% in the 2L setting and approximately 11% in the 3L setting.

Currently, ZYNLONTA is approved for the treatment of DLBCL in the 3L+ setting. We believe that our LOTIS-5 confirmatory Phase 3 clinical trial evaluating the efficacy of ZYNLONTA and rituximab, if successful, could allow this combination to be approved for use in the 2L setting for the treatment of DLBCL. In addition, our LOTIS-7 Phase 1b clinical trial is currently evaluating ZYNLONTA in combination with glofitamab in r/r DLBCL, which could provide initial data for the safety and efficacy of this novel combination in the 2L setting and support for future development of this combination.

Advancing ZYNLONTA Development
Our flagship product, ZYNLONTA (loncastuximab tesirine) is an ADC targeting CD19-expressing cancers. It received accelerated approval from the FDA, conditional approval from the European Commission and conditional approval from the NMPA in China for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We are seeking to expand ZYNLONTA into international markets throughout the world, and into earlier lines of DLBCL and other indolent lymphomas as a single agent and in combination through our LOTIS-5 and LOTIS-7 clinical trials, as well as through IITs at leading institutions. ZYNLONTA as a monotherapy has a differentiated profile. Based on data from our LOTIS-2 trial, ZYNLONTA provides rapid responses with the median time to response of 1.5 months. Responses were durable for patients with a complete response and the median duration of complete response had not yet been reached at the 2-year follow-up. ZYNLONTA has a manageable safety profile with no cytokine release syndrome (“CRS”), no Risk Evaluation and Mitigation Strategies (“REMS”) or recommendation for in-patient stay. We believe ZYNLONTA’s profile is well-positioned for patients who do not have access to more complex therapies like CAR-T and bi-specific antibodies and for patients who have progressed post CAR-T and or bi-specific antibodies.
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
On December 06, 2024, ZYNLONTA received conditional approval in China from the NMPA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy. This conditional approval is based on overall response rate and duration of response results from a single-arm clinical trial. The full approval for this indication will be contingent upon the results of the subsequent confirmatory randomized controlled trial. We intend to satisfy this requirement through our LOTIS-5 Phase 3 clinical trial.

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

Outside of the United States, we have entered into strategic agreements to maximize the commercial potential of ZYNLONTA, including an exclusive license agreement with MTPC in Japan, and a joint venture with Overland Pharmaceuticals in China (including Hong Kong and Macau), Singapore, and Taiwan, and an exclusive license agreement with Sobi for all other regions, excluding the U.S. and Japan. In Europe, ZYNLONTA has received conditional approval from the European Commission for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. In China, we have received conditional approval from the NMPA for relapsed or refractory DLBCL after two or more lines of systemic therapy. In China, we and the joint venture are exploring commercialization options for ZYNLONTA. In Japan, MTPC is undertaking a Phase 1/2 bridging study and joined the LOTIS-5 confirmatory Phase 3 clinical trial.

Confirmatory Phase 3 Clinical Trial (LOTIS-5)
LOTIS-5 is a Phase 3, randomized, open-label, two-part, two-arm, multi-center clinical trial of ZYNLONTA combined with rituximab compared to immunochemotherapy in patients with relapsed or refractory DLBCL. We believe that this clinical trial, if successful, will support a supplemental biologics license application (“sBLA”) for ZYNLONTA to be used as a 2L therapy for the treatment of relapsed or refractory DLBCL in transplant-ineligible patients.
Clinical Trial Design
The primary objective of the clinical trial is to evaluate the efficacy of ZYNLONTA combined with rituximab compared to standard immunochemotherapy, as measured by progression-free survival (“PFS”). The secondary endpoints of the clinical trial are overall survival (“OS”), overall response rate (“ORR”), complete response (“CR”) rate and duration of response (“DoR”) as well as frequency and severity of adverse events as well as: (i) characterize the safety profile of ZYNLONTA combined with rituximab, (ii) characterize the pharmacokinetic profile of ZYNLONTA combined with rituximab, (iii) evaluate the immunogenicity of ZYNLONTA combined with rituximab and (iv) evaluate the impact of ZYNLONTA combined with rituximab treatment on treatment-related and disease-related symptoms, patient-reported functions and overall health status.

The clinical trial enrolled patients with pathologically confirmed relapsed or refractory DLBCL who are not considered by the investigator to be a candidate for stem cell transplantation (“SCT”) and who had failed at least one multi-agent systemic treatment regimen. Enrollment was completed in 2024.

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

In August 2023, we announced updated safety run-in results from the clinical trial. The 20 patients in the safety run-in were a median age of 74.5 years and had previously received a median of five cycles of ZYNLONTA in combination with rituximab and one previous therapy. As of the April 10, 2023, data cutoff:

•Seven patients completed treatment and five continue in follow-up.
•The ORR by central review was 16/20 (80%). A total of 10/20 (50%) and 6/20 (30%) patients attained complete and partial response, respectively.
•The median DoR was 8.0 months and the median PFS was 8.3 months.
•A total of 11 (55%) patients had Grade ≥3 TEAEs. The most common Grade ≥3 TEAEs were increased gamma-glutamyltransferase (five patients (25%) and neutropenia (three patients (15%)).
Pivotal Phase 2 Clinical Trial in Relapsed or Refractory Diffuse Large B-Cell Lymphoma (LOTIS-2)
We conducted a 145-patient Phase 2, multi-center, open-label, single-arm clinical trial to evaluate the safety and efficacy of ZYNLONTA in patients with relapsed or refractory DLBCL. This trial was used as the basis to obtain accelerated approval in the U.S. and conditional approvals in Europe and China.
Clinical Trial Design
The primary objective of the clinical trial was to evaluate the efficacy of ZYNLONTA in patients with relapsed or refractory DLBCL, measured by ORR based on the 2014 Lugano Classification Criteria. The secondary objectives were to (i) further evaluate the efficacy of ZYNLONTA measured by DoR, CR rate, PFS, relapse-free survival (“RFS”) and OS, (ii) characterize the safety profile of ZYNLONTA, (iii) characterize the pharmacokinetic profile of ZYNLONTA, (iv) evaluate the immunogenicity of ZYNLONTA and (v) evaluate the impact of ZYNLONTA treatment on health-related quality of life (“HRQoL”).

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
Other ZYNLONTA Clinical Trials
LOTIS-7
Clinical Trial Design

LOTIS-7 is a Phase 1b global multicenter, multi-arm study in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (B-NHL), including Part 1 (dose escalation) and Part 2 (dose expansion). The three dosing arms include ZYNLONTA plus polatuzumab vedotin, ZYNLONTA plus glofitamab, and ZYNLONTA plus mosunetuzumab. Part 1 of the study uses a 3+3 dose escalation in third-line(“3L”)/3L+ heavily pre-treated patients with ZYNLONTA doses starting at 90 µg/kg and then proceeding to 120 µg/kg and 150 µg/kg. Part 2 currently includes dose expansion in second-line (“2L”)/second-line plus (“2L+”) large B-cell lymphoma in the ZYNLONTA plus glofitamab arm at dose levels determined from Part 1 (120 µg/kg and 150 µg/kg of ZYNLONTA plus the approved dosing of glofitamab). Primary endpoints of the study include safety and tolerability. Secondary efficacy endpoints include ORR, DOR, CRR, PFS, RFS, and OS as well as pharmacokinetics and immunogenicity.

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

The clinical trial is enrolling patients with relapsed or refractory B-cell NHL who have previously received two or more multi-agent systemic treatment regimens (in the dose escalation part) or who have previously received one or more multi-agent systemic treatment regimens (in the dose expansion part). The clinical trial is expected to enroll up to approximately 200 patients.

LOTIS-7 Initial Data

On December 11, 2024, we announced preliminary data from LOTIS-7, the ongoing Phase 1b global multicenter, multi-arm study in patients with relapsed or refractory B-NHL that includes Part 1 (dose escalation) and Part 2 (dose expansion). As of the November 20, 2024 cutoff date, a total of 29 B-NHL patients from Part 1 and Part 2 across all dose levels were treated and evaluated for safety and a total of 18 2L or later DLBCL patients who received dose levels of 120 μg/kg (n=9) or 150 μg/kg (n=9) of ZYNLONTA plus the bispecific antibody glofitamab (Arm E) were evaluated for efficacy. Patients had a median of two prior lines of systemic therapy.

Safety Data. No dose-limiting toxicities (“DLTs”) and no Grade 5 TEAEs were observed. The most common Grade ≥3 TEAEs occurring in 5% or more of patients were neutropenia (24% of patients), lymphopenia (7% of patients) and hypokalemia (7% of patients). No Grade ≥3 cytokine release syndrome CRS or Grade ≥3 immune effector cell-associated neurotoxicity syndrome (“ICANS”) were observed, although low-grade CRS was observed in 34.5% of patients and resolved with standard treatment and low-grade ICANS was observed in 7% of patients and fully resolved.

Efficacy Data. The ORR was 94% (17/18 patients), with 72% of patients (13/18 patients) achieving a CR and 22% of patients (4/18 patients) achieving a PR. Five patients with initial assessment of stable disease (“SD”) or partial response

(“PR”) achieved CRs over time. Of the patients who achieved a CR, 92% (12/13 patients) remained in CR as of the cutoff date. Of the patients who were treated with ZYNLONTA at the 150μg/kg dose — the FDA-approved dose for ZYNLONTA as a monotherapy for 3L or later DLBCL patients — the ORR was 100% (9/9 patients), with 78% (7/9 patients) achieving a CR and 22% (2/9 patients) achieving a PR. The encouraging anti-tumor activity was observed across patients with different numbers of lines and types of prior treatments and across different histologies.

For the LOTIS-7 clinical trial, we plan to fully enroll 20 patients per dosing arm in Part 2 of Arm E (dose levels of 120μg/kg (n=9) or 150 μg/kg (n=9) of ZYNLONTA plus glofitamab) in the first half of 2025.

Phase 2 Investor Initiated Trials (IITs)

On December 9, 2024, we announced updated data from a Phase 2 investigator-initiated clinical trial IIT evaluating ZYNLONTA in combination with rituximab for relapsed or refractory FL and data from a Phase 2 IIT evaluating ZYNLONTA for relapsed or refractory MZL were presented at the 66th American Society of Hematology (“ASH”) Annual Meeting and Exposition. Both IITs were conducted at the Sylvester Comprehensive Cancer Center at the University of Miami Miller School of Medicine.

Marginal Zone Lymphoma

The IIT evaluated ZYNLONTA as monotherapy in patients with relapsed or refractory MZL. As of the October 15, 2024 data cutoff, 23 patients were evaluated for safety and efficacy. Patients had a median of two prior lines of systemic therapy. According to the poster presentations at ASH:

Safety Data. No Grade 5 TEAEs were observed. The most common Grade ≥3 TEAEs occurring in 5% or more of patients were neutropenia (17% of patients), increased alkaline phosphatase (13% of patients) and increased alanine minotransferase (13% of patients).

Efficacy Data. The ORR was 91% (21/23 patients), with 70% of patients (16/23 patients) achieving a CR and 22% of patients (5/23 patients) achieving a PR. Of POD24 patients, 64% of such patients (7/11 patients) achieved a CR, including one patient who progressed after CAR-T. The 18-month duration of response DOR was 61%, and the estimated 12-month PFS was 92%. With a median follow-up duration of 11.5 months, of the patients who received a CR, all but one patient maintained a CR as of the cutoff date, and the median 18-month DOR was 67%.

Follicular Lymphoma

The IIT evaluated ZYNLONTA in combination with rituximab in patients with relapsed or refractory FL presenting high-disease burden as defined by GELF criteria or disease progression within 24 months (“POD24”) at enrollment. As of the September 13, 2024 data cutoff, the trial enrolled 39 patients, all of whom were evaluated for safety and 35 of whom were evaluated for efficacy. Patients had a median of one prior line of systemic therapy. According to the presentation at ASH:

Safety Data. No Grade 5 TEAEs were observed. The most common Grade ≥3 TEAEs occurring in 5% or more of patients were lymphopenia (21% of patients) and neutropenia (13% of patients). Four patients experienced treatment-related serious adverse events.

Efficacy Data. The ORR was 97% (38/39 patients), with 77% of patients (30/39 patients) achieving a complete response (“CR”) and 24% of patients (8/39 patients) achieving a PR. Of POD24 patients, 85% of such patients (17/20 patients) achieved a CR. After a median follow-up duration of 15.6 months, the median PFS was not reached and the 12-month PFS was 95%.

The data were selected for an oral presentation at ASH and simultaneously published in the December issue of The Lancet Haematology.

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

The clinical trial is enrolling patients with relapsed or refractory DLBCL or HGBCL with hepatic impairment. The clinical trial is expected to enroll approximately 56 patients.

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
Solid Tumors:

The Solid Tumor Disease Setting
There are many different types of solid tumors and they account for the majority of cancers. Some of the most commonly diagnosed solid tumor cancers include lung cancer and prostate cancer. There were an estimated ~200,000 new cases of non-small cell lung cancer and ~274,000 new cases of prostate cancer in the United States. The prognosis and treatment of solid tumor cancers vary based on the type of cancer.

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

We have developed four lead candidates with differentiated profiles based on a novel, proprietary linker approach to tracelessly release exatecan and a high therapeutic index, which reflects the proprietary design of our ADCs: Claudin-6, PSMA, NaPi2b, and ASCT2, the most advanced of which are PSMA and Claudin-6. Details include:

Claudin-6 and NaPi2b: Preclinical studies demonstrated the Company’s novel, exatecan-based ADCs, targeting Claudin-6 and NaPi2b, were well tolerated with potent and specific in vitro and in vivo anti-tumor activity. Based on these results, we believe a Claudin-6 directed ADC and a NaPi2b directed ADC have the potential for high impact in platinum-resistant ovarian cancer and non-small cell lung cancer.

PSMA: With PSMA-PL2202, we are developing an optimized ADC directed against a validated target with high potential impact in metastatic castrate resistant prostate cancer.

ASCT2: And with ASCT2-PL2202, we are designing an optimized ADC directed against a novel target with high potential impact in many indications including - but not limited to - colorectal cancer and non-small cell lung cancer.

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

We do not own or operate, and do not plan to own or operate, manufacturing infrastructure for the manufacture of clinical supply of our product candidates or commercial product. Instead, we contract with third-party current Good Manufacturing Process-compliant CMOs that have the facilities and capabilities to manufacture on our behalf the intermediate components and the final product candidates for use in clinical trials and commercial supply. We have sufficient commercial-grade drug product, ZYNLONTA, in stock and we believe we and our CMOs will be able to conduct additional manufacturing at the scheduled times. Our in-house team oversees all aspects of the CMO manufacturing process, including defining the scope of work and monitoring all aspects of the manufacturing process, including conducting routine site visits and audits. We also contract with external specialist quality control and stability-testing organizations to monitor the quality of the materials manufactured by the CMOs.

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
In general, our licensed, owned or co-owned patents relate to our ADC products, the underlying antibodies, the warheads, such as PBD-based or Exatecan-based warheads, the linker used to connect such warheads to the antibodies to form an ADC, modifications of the antibodies to enhance efficacy, and the methods to use and administer or co-administer such ADCs. We typically file patent applications in the U.S. and other key foreign countries. We have over 350 patents issued in the U.S. and other countries with expirations ranging from 2031 to 2043 as well as numerous pending patent applications in the U.S. and other countries.

“PBD Warhead,” “PBD Warhead with Linker” Platform Patent Protection

As of December 31, 2024, with respect to the PBD-based warhead and ADC technology we use to develop our product candidates, we have exclusively licensed from MedImmune for particular target molecules, various patent families directed to different aspects of the chemistry of the PBD molecules and methods of using the molecules in the treatment of proliferative diseases. These families include approximately 7 issued U.S. utility patents. The issued utility patents, and any utility patents granted from the pending applications in these families, are expected to expire between 2023 and 2038.

Product-Specific Patent Protection

As of December 31, 2024, we co-own with MedImmune, and have exclusive rights to, approximately 12 patent families directed to ADCs with PBD warheads and targeting moieties that bind to specific target molecules, combinations of these ADCs with other therapeutic molecules and therapeutic uses of these ADCs. These families include approximately 13 issued U.S. utility patents. The issued utility patents, and any utility patents granted from the pending applications in these families, are expected to expire between 2033 and 2042. Further details in relation to particular marketed products are provided below. We also solely own eight patent families directed to antibodies, ADCs with Exatecan or other warheads, linker technology and therapeutic uses of these antibodies and ADCs. Any utility patents granted from the pending applications in these families are expected to expire between 2041 and 2044.

ZYNLONTA

The antibody for ZYNLONTA is in the public domain.

Patents more specifically directed to the ZYNLONTA ADC are co-owned by us and MedImmune, with us having the exclusive right to exploit the relevant patents during the term of our license and collaboration agreement with MedImmune.
As of December 31, 2024, there are six such patent families directed to the ADC product, methods of using the ADC as a single agent or in combination with other named molecules in the treatment of proliferative diseases, and dosing regimens. The issued utility patents, and any utility patents granted from the pending applications in these families, are expected to expire between 2033 and 2042.

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
Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both antibody drug conjugate (“ADC”) and non-antibody drug conjugate therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our product and product candidates, including, but not limited to, AbbVie, Inc., Daiichi Sankyo Company, Genmab, GlaxoSmithKline plc, Gilead Sciences, Inc., Johnson & Johnson, Mersana Therapeutics Inc., Sanofi S.A., Roche Holding AG, Pfizer Inc. and Zymeworks, Inc. There are hundreds of ADCs in development, the vast majority of which were being developed for the treatment of cancer.
In the relapsed or refractory DLBCL setting, for which we have developed ZYNLONTA, current 3L treatment options include CAR-T, allogeneic stem cell transplant, polatuzumab in combination with bendamustine and a rituximab product, selinexor, tafasitamab in combination with lenalidomide, chemotherapy using small molecules and bispecifics antibodies. If ZYNLONTA is approved for use as a 2L treatment for DLBCL patients, we will continue to compete with CAR-T, autologous stem cell transplant, rituximab in combination with chemotherapies, polatuzumab in combination with bendamustine and a rituximab product, and tafasitamab in combination with lenalidomide. In addition, we expect potential future competition from bispecific antibodies such as glofitamab and epcoritamab alone or in combinations with chemotherapies or polatuzumab to gain approval in the 2L treatment of DLBCL.

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
The collaboration is managed by a joint steering committee (and other applicable committees and subcommittees) comprised of equal numbers of representatives from us and Overland ADCT BioPharma. In the event of a dispute that cannot be resolved by discussions between our CEO and Overland ADCT BioPharma’s CEO, Overland ADCT BioPharma shall have final decision-making authority with respect to matters that relate specifically to the development and commercialization of the Licensed Products in the Territory, except where such matters could also affect the products outside of the Territory and with respect to other specified matters (in which cases we shall have such authority).
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
In China, we and the joint venture are exploring commercialization options for ZYNLONTA.

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

Under the agreement, we received an upfront payment of $55 million in July 2022 and $50 million in February 2023 for the approval of a Marketing Authorization Application (“MAA”) by the European Commission for ZYNLONTA in 3L DLBCL, and are eligible for up to $332.5 million in other regulatory and net sales-based milestones, as well as tiered royalties ranging from the mid-teens to the mid-twenties based on net sales of ZYNLONTA in the Covered Territory. The royalties payable to us are subject to downward adjustment in certain circumstances, including the expiration of patents covering ZYNLONTA, generic or biosimilar competition and required payments to third parties. The royalty term with respect to a product in a given country begins upon the first commercial sale of the product in the country and terminates upon the latest of (x) 10 years after the first commercial sale of the product in the country, (y) the expiration of the last-to-expire valid patent claim covering the product in the country and (z) the expiration of regulatory exclusivity for the product in the country.
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
Regulatory Approval in the United States
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except that the section of the FDCA that governs the approval of new drug applications (“NDAs”) does not apply to the approval of biological products. Biological products, such as our ADC product candidates, are approved for marketing under provisions of the Public Health Service Act (the “PHSA”), via a Biologics license application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
Our investigational medicines and any future investigational medicines must be approved by the FDA pursuant to a BLA before they may be legally marketed in the United States. The process generally involves the following:
•completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (GLP) requirements;
•submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical trials may begin;
•approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each clinical trial may commence;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of a BLA;
•a determination by the FDA within 60 days of its receipt of a BLA to file the submission for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic, or components thereof, will be produced to assess compliance with current good manufacturing practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
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
Preclinical Studies
Before testing any biological product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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
Typically, during the development of oncology therapies, all subjects enrolled in Phase 1 clinical trials are disease-affected patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for non-oncology therapies. A single adequate and well-controlled Phase 3 or Phase 2 trial may be sufficient in rare instances, including (1) where the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with confirmatory evidence. Approval on the basis of a single adequate and well-controlled trial may be subject to the requirement of additional post-approval studies.
The manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.
Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides recommendations for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.
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
Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence, and, in some cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA. Pursuant to the Food and Drug Omnibus Reform Act (“FDORA”), the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.
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
The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory time frame. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.
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
Once an approval is granted, the FDA may withdraw the approval or request product recalls if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
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
U.S. Patent Term Restoration, Marketing Exclusivity and Biosimilars
Depending upon the timing, duration, and specifics of FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch Waxman Amendments provide for a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, up to five years. If the patent selected for extension was issued during the development or review period, the calculation begins from the date of patent issuance. The review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for such an extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. Such application must be submitted within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we or our licensors may apply for patent term extension for our owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA. However, an extension might not be granted because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable eligibility or other requirements. Moreover, the extension awarded could be less than requested.

The BPCIA created an abbreviated approval pathway for biological products shown to be biosimilar to an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, toxicity studies, and a clinical trial or trials. A biosimilar may be approved as interchangeable with its reference biological product. Interchangeability requires that a biological product both be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Under most state laws, interchangeable products may be used in place of the reference biological product.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product during which the FDA will not approve a biosimilar referencing the reference biological product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency.

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
The process regarding approval of medicinal products in the European Union follows roughly the same lines as in the United States and likewise generally involves satisfactorily completing each of the following:
•preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU GLP regulations;
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
Government Pricing and Reimbursement Programs for Marketed Drugs in the United States
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay quarterly rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of U.S. Department of Health and Human Services (“HHS”). The Centers for Medicare & Medicaid Services (“CMS”) administers the Medicaid drug rebate agreements with manufacturers which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on the average manufacturer price (“AMP”) reported to CMS by manufacturers for their covered outpatient drugs and how those drugs are classified. For non-innovator products, generally generic drugs marketed under abbreviated new drug applications (“ANDAs”), the rebate amount is 13% of the AMP for the quarter. The AMP is the weighted average of prices paid to the manufacturer as defined by the applicable regulations. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities after accounting for discounts and rebates. Innovator products may also be subject to an additional rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the inflation-adjusted baseline AMP, which for most drugs is the AMP for the first full quarter after launch. Since 2017, non-innovator products are also subject to an additional rebate for price increases that exceed inflation. Prior to January 1, 2024, the rebate amount for a drug was capped at 100% of the AMP; however, effective January 1, 2024, this cap was eliminated, which means that a manufacturer could pay a total rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug.

The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. A manufacturer may correct prices reported more than three years prior only in certain circumstances specified in regulations. In September 2024, CMS published a final rule that expanded its authority under one such circumstance, namely when a correction request addresses a manufacturer’s internal investigation. Under the final rule, CMS considers all change requests pursuant to an internal investigation to be possible violations of law and requires manufacturers to provide its investigation findings. Finally, the rule establishes a three-year limit for manufacturers to dispute, audit, or request a hearing on state utilization data.

If a manufacturer were found to have knowingly submitted false information to the government, or knowingly misclassified a drug, federal law provides for the collection of any outstanding rebates, as well as for civil monetary penalties for failing to provide required information, late submission of required information, and false information. The 2024 final rule expanded the definition of a “misclassification” to include any drug product information that is not supported by the statute or application regulations and allows CMS to suspend a Medicaid rebate agreement for a manufacturer’s failure to correct a misclassification, or a failure to submit the required pricing reports, within 90 calendar days receiving notice.

A manufacturer must also participate in a federal program known as the 340B drug pricing program for federal funds to be available to pay for the manufacturer’s drugs and biological products under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (“HRSA”) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity. In November 2023, a federal district court decision broadened the types of patients that can purchase 340B discounted drugs from covered entities, which, if affirmed on appeal, will further grow this program. In addition, there is ongoing litigation that may restrict the number of third-party contract pharmacies that can dispense drugs that manufacturers sell to 340B covered entities and who qualify as patients of these 340B covered entities. The outcome of this litigation may change the scope of the 340B program in coming years.

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The average selling price (“ASP”) reported by CMS manufacturers is the basis for reimbursement to providers for drugs covered under Medicare Part B. Under the Inflation Reduction Act (“IRA”), as of January 1, 2023, manufacturers are also required to provide quarterly rebates for certain single-source drugs and biologics (including biosimilars) covered under Medicare Part B with ASPs that increase faster than the rate of inflation. This requirement started on January 1, 2023, for drugs approved on or before December 1, 2020, and begins six quarters after a drug is first marketed for all other drugs. In November 2024, CMS finalized regulations for the Medicare Part B inflation rebates. As with the Medicaid drug rebate program, Federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

Manufacturers of certain single-source drugs (including biologics and biosimilars) separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose container or single-use package drugs) are required to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation. Manufacturers will be subject to periodic audits and those that fail to pay refunds for their refundable single-dose container or single-use package drugs shall be subject to civil monetary penalties.

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Federal law requires that manufacturers with covered drugs under Medicare Part D pay a portion of the enrollee’s copay via a rebate to CMS. The Medicare Part D benefit design and the portion of the enrollee’s co-pay that manufacturers are required to pay has changed over time. The current manufacturer responsibility which began in 2019 is 70% of the coverage gap portion of the enrollee’s copay (amount between the initial coverage limit and start of catastrophic coverage). Medicare Part D enrollees once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. Beginning in 2025, the IRA eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to enter into a new manufacturer discount program agreement and pay 10% of Part D enrollees’ prescription costs for brand drugs above a deductible and below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided. Pursuant to the IRA, manufacturers are also required to provide annual Medicare Part D rebates for single-source drugs and biological products with prices that increase faster than the rate of inflation. As with the inflation rebates for Medicare Part B drugs, in November 2024, CMS finalized regulations for the Medicare Part B inflation rebates.

The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. CMS selected the Medicare Part D products for negotiation in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. The price cap for each of these products, which cannot exceed a statutory ceiling price, will take with the negotiated price taking effect in 2026. Negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA's price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation.

U.S. Federal Contracting and Pricing Requirements
Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs or BLAs, available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense, the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (“FCP”), which is at least 24% below the Non-Federal Average Manufacturer Price (“Non-

FAMP”) for the prior year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.
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
Human Capital Resources
We believe that our success is largely dependent upon our ability to attract and retain qualified employees. We currently have 263 full-time employees and two part-time employees, of which 53 employees are based in our New Jersey office facility, 55 employees in our UK research facility, 24 employees in our Swiss corporate office, and 133 employees remote. Our workforce includes 60 employees directly involved in or supporting our commercial sales organization, 118 in research and development, 42 in manufacturing, CMC and quality and 45 in corporate and administrative functions. We are not party to any collective bargaining arrangements. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals.

We continue to focus on building a high performing organization with an engaging work culture and have established initiatives to support this strategic priority. We perform periodic employee engagement surveys, set and monitor retention goals, and offer training and leadership development to cultivate our organization. Additionally, we are committed to diversity and inclusion as a focus of our human capital strategy. We embrace differences, diversity and varying perspectives amongst our employee base, and are proud to be an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state or local laws. A diverse workforce, as well as an inclusive culture and work environment, are fundamentally important and strategic to us, beginning with our Board of Directors and extending to all levels of the organization. As of December 31, 2024, our total employee base was 57% diverse on the basis of gender and race.

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
Risk Factors Summary
Our ability to implement our business strategy is subject to numerous risks, as more fully described in this Annual Report and our other documents filed with the SEC. These risks include, among others:
•We have incurred substantial net losses since our inception, expect to continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We will need to raise additional capital to fund our operations and execute our business plan.
•Our indebtedness under the Loan Agreement and the associated restrictive covenants thereunder could adversely affect our financial condition.
•The HCR Agreement reduces the amount of cash we are able to generate from sales of, and licensing agreements involving, ZYNLONTA and could make us a less attractive acquisition target.

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
Risks Related to Our Financial Position, Capital Requirements and Ability to Raise Additional Capital
We have incurred substantial net losses since our inception, expect to continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We will need to raise additional capital to fund our operations and execute our business plan and such additional capital could be dilutive, limit our ability to operate our business and adversely impact the price of our common shares.
We have incurred substantial net losses since our inception and expect to continue to incur losses for the foreseeable future. As of December 31, 2024, we had accumulated losses of $1,493 million. We expect to continue to incur net losses for the foreseeable future as we continue to devote substantial resources to research and development and marketing and commercialization efforts in both hematology and solid tumors, in particular to grow ZYNLONTA in the 3L+ DLBCL setting, continue to study and advance ZYNLONTA in earlier lines of therapy and in combinations to potentially expand our market opportunity and further develop our pipeline and our ADC platform. We are unable to accurately predict whether and when we will achieve profitability. Even if we achieve profitability, we may not be able to sustain profitability in subsequent periods. This risk is heightened as we only have one approved product, ZYNLONTA, at the present time and thus are heavily dependent on its commercial performance and its continued research and development.
As a result, we will need to raise additional capital to fund our operations and execute our business plan. We do not have any committed external source of funds, and additional funds may not be available when we need them or on terms that are acceptable to us. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Further, as a Swiss company, we have less flexibility to raise capital, particularly in a quick and efficient manner, as compared to U.S. companies. See “—Risks Related to Our Common Shares—Our shareholders enjoy certain rights that may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.” The restrictions contained in our contractual agreements may also limit our ability to raise certain forms of capital. For example, subject to certain exceptions, the Loan Agreement restricts our ability to incur indebtedness and the HCR Agreement restricts our ability to sell, finance or loan any additional royalties on ZYNLONTA outside of China, Hong Kong, Macau, Taiwan, Singapore and South Korea or on Cami, and to incur indebtedness exceeding 20% of our market capitalization. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our research and development, commercialization or growth efforts.
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
The Loan Agreement contains certain restrictions on our activities and customary covenants, including a covenant to maintain qualified cash of at least $60.0 million plus an amount equal to any accounts payable that remain unpaid more than ninety days after the date of the original invoice therefor, and negative covenants including limitations on indebtedness, liens, fundamental changes, asset sales, investments, dividends and other restricted payments and other matters customarily restricted in such agreements. In addition, the Loan Agreement contains a revenue covenant that, so long as our 30-day average market capitalization is less than $650 million, requires us to achieve minimum levels of ZYNLONTA net sales in the United States, tested on a quarterly basis, which is subject to a customary cure right that may be exercised by making certain prepayments and that, subject to certain limitations, may be exercised up to three times during the term of the Loan Agreement. The obligations under the Loan Agreement are secured by substantially all of our assets and are guaranteed by certain of our subsidiaries. Such covenants could limit our flexibility in planning for, or reacting to, changes in our business and our industry; place us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt on more favorable terms; and limit our ability to borrow additional amounts.
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
The HCR Agreement reduces the amount of cash we are able to generate from sales of, and licensing agreements involving, ZYNLONTA and could make us a less attractive acquisition target.
Under the HCR Agreement, we are obligated to pay to HCR royalties representing a percentage of net sales of ZYNLONTA in certain jurisdictions, a percentage of any upfront or milestone payments we receive from licenses that we grant to commercialize ZYNLONTA in certain jurisdictions, and a percentage of any upfront or milestone payments (or on royalties) we receive from licenses that we grant to commercialize Cami. See “Item 1. Business—Material Contracts.” As a result, our ability to generate from sales of, and licensing agreements involving, ZYNLONTA is reduced, which could adversely affect our financial condition.

In addition, upon the occurrence of a change in control event, we are obligated to pay HCR an amount equal to 2.50 times the amount paid by HCR under the HCR Agreement, or at 2.25 times the amount paid by HCR under the agreement if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029, less any amounts we previously paid to HCR. The foregoing provision may make us a less attractive acquisition target by reducing the benefit accruing to our shareholders in any change-of-control transaction.
Our consolidated statements of operations are subject to considerable non-cash charges and volatility due to factors that may be beyond our control.
The warrants that we have issued to Deerfield Partners, L.P. and Deerfield Private Design Fund IV, L.P. (the “Deerfield Warrants”) are presented in the audited consolidated balance sheets as a liability, which is remeasured to fair value at each reporting date. The fair value changes based on our share price and its expected volatility. Our obligation under the HCR Agreement is accounted for as a short-term and long-term debt obligation. To determine the accretion of the liability, we are required to estimate the total amount of future royalty payments and estimated timing of such payment to HCR based on our revenue projections as well as the achievement of certain milestones. Based on our periodic review, the amount and timing of repayment is likely to be different at each reporting period. To the extent the amount or timing of such payments is materially different than our initial estimates, we will record a cumulative catch-up adjustment. As a result, our Deerfield Warrants and obligations under the HCR Agreement could result in considerable non-cash charges to, and significant volatility in, our consolidated statements of operations.
Our ability to use tax loss carryforwards may be limited.
As of December 31, 2024, we reported $1,059 million in tax loss carryforwards for Swiss corporate income tax purposes. Such tax loss carryforwards and tax credits could, with certain limitations, be used to offset future taxable income. Swiss tax loss carryforwards generally expire seven years after the tax year in which they were incurred; U.S. federal and state tax credits generally expire after 20 years, although some state tax credits expire as quickly as seven years after the tax year in which they were incurred, and others do not expire. There can be no assurance that we will be able to generate sufficient income that allows us to use such tax loss carryforwards or tax credits before their expiration. We recognize U.S. federal and state credits in our consolidated financial statements based on our assessment of the value that we will be able to realize; however, such assessments are based on our projections of our future taxable income, which are subject to uncertainty and change based on numerous factors, including those described in this “Item 1A. Risk Factors” section. In addition, relevant tax authorities may not accept our claims of tax loss carryforwards or tax credits. Furthermore, changes in tax law, as well as interpretation of such tax laws, could reduce, eliminate, or otherwise impair our ability to use our tax loss carryforwards and U.S. federal and state tax credits.

Our inability to maintain our corporate tax structure may adversely impact our results of operations and financial condition.

We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries operate. We have entered into intercompany operating and transfer pricing arrangements among our various corporate entities. Changes in our intercompany arrangements, operational structure or practices, or in U.S. or foreign tax laws, regulations or rulings by U.S. tax authorities, could materially increase our tax liabilities and adversely affect our financial condition, results of operations and cash flows.

Exchange rate fluctuations may materially affect our results of operations and financial condition.
We operate internationally and are exposed to fluctuations in foreign exchange rates between the U.S. dollar and other currencies, particularly the British pound, the Euro and the Swiss franc. Our reporting currency is the U.S. dollar and, as a result, financial line items are converted into U.S. dollars at the applicable foreign exchange rates. As our business grows, we expect that at least some of our revenues and expenses will continue to be denominated in currencies other than the U.S. dollar. Therefore, unfavorable developments in the value of the U.S. dollar relative to other relevant currencies could adversely affect our business and financial condition.
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

Cash is generally characterized as a passive asset for these purposes. Goodwill is generally characterized as a non-passive or passive asset based on the nature of the income produced in the activity to which the goodwill is attributable. The extent to which our goodwill should be characterized as a non-passive asset is not entirely clear. We hold a substantial amount of cash, and while this continues to be the case, our PFIC status for any taxable year depends largely on the value of our goodwill and the characterization of our goodwill as passive or non-passive. The value of our goodwill for any taxable year may be determined in large part by reference to the average of our market capitalization for that year. Because our market capitalization declined substantially during 2023, we believe we were a PFIC for our 2023 taxable year. We do not believe we were a PFIC for 2024, however there is a risk that we could be a PFIC in 2025 and possibly future taxable years. We have not obtained any valuation of our assets (including goodwill). A beneficial owner of our common shares who, for U.S. federal income tax purposes, is eligible for the benefits of the income tax treaty between Switzerland and the United States (the “Treaty”) and who is (i) a citizen or individual resident of the United States, (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia or (iii) an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source (each, a “Holder”), should consult their tax advisers regarding the value and characterization of our assets for purposes of the PFIC rules, as they are subject to some uncertainties. In addition, our PFIC status is a factual annual determination that can be made only after the end of the relevant taxable year and will depend on the composition of our income and assets and the value of our assets from time to time. Accordingly, our PFIC status for any future taxable year is uncertain.

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

Because we believe we were a PFIC for the 2023 taxable year, we have provided information necessary for our U.S. Holders to make a QEF election with respect to us for the 2023 taxable year and expect to provide such information for any subsequent year if we believe we are a PFIC, but there is no assurance that we will timely provide this information. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the information that a U.S. Holder would need in order to make a valid election. Any such information will be provided on our website.

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
Clinical trials are subject to the numerous risks described in this “Item 1A. Risk Factors” section and in our other filings with the SEC, and a failure, delay or termination of one or more clinical trials can occur at any stage of the clinical trial process. Events that could impede our ability to complete clinical trials on a timely basis include but are not limited to:
•delays in the timely commencement of clinical trials due to negative preclinical data, delays in receiving the required regulatory clearance from the appropriate regulatory authorities, delays in reaching an agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites and difficulties in obtaining required IRB or ethics committee approval at each clinical trial site;
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
•difficulties in retaining and following up with subjects and subsequent censoring of patients;
•any failure by us or CROs, CMOs, and other third parties to adhere to applicable requirements, which risk may be heightened by our reliance on third parties, and which may result in delays, trial suspension or the imposition of clinical holds;
•safety issues, including occurrence of TEAEs and SAEs, which may result in trial suspension or the imposition of clinical holds;
•the inability to manufacture adequate quantities of a product or a product candidate or other materials necessary in accordance with cGMPs to conduct clinical trials, including, for example, quality issues and delays in the testing, validation, manufacturing delays or failures at our CROs and delivery of the product or product candidate to the clinical trial sites;
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
Drug research and clinical trials are inherently uncertain. There can be no assurance regarding the outcome of any ongoing or planned clinical trials, including whether such trials will meet their respective endpoints, whether severe adverse events will occur during the trials and whether the final results will ultimately be sufficient to support or maintain regulatory approval. For example, we are conducting a confirmatory Phase 3 trial of ZYNLONTA in combination with rituximab for the treatment of relapsed or refractory DLBCL. Despite ZYNLONTA having received accelerated approval from the FDA and conditional approval from the EMA and UK MHRA, ZYNLONTA may fail to achieve its endpoints in this clinical trial, which could result in our inability to maintain regulatory approval. Results from earlier-stage clinical trials are even more unpredictable due to the limited size of the clinical trials and number of unknown factors at such early stages.
Results from preclinical studies and early-stage clinical trials of a product candidate may not be predictive of results from late-stage clinical trials of that product candidate or of any other product or product candidate. In the past, despite promising results from preclinical studies and early-stage clinical trials, we have discontinued development of product candidates due to the results from late-stage clinical trials. In addition, positive and promising results from preclinical studies and clinical trials of a product or product candidate in one indication may not be predictive of results from clinical trials of that product or product candidate in other indications or in combination with other agents. There may be significant differences between clinical trials, including differences in inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. For example, results from the pivotal Phase 2 clinical trial of ZYNLONTA for the treatment of relapsed or refractory DLBCL, or any other clinical trial of ZYNLONTA, may not be predictive of results from other clinical trials of ZYNLONTA, such as the confirmatory Phase 3 clinical trial, particularly those in which ZYNLONTA is used in combination with other agents and those involving different patient populations, such as the Phase 1 LOTIS-7 trial. If the results of our confirmatory trial for ZYNLONTA or the additional trials for ZYNLONTA in other indications do not meet their primary endpoints, then we may be unable to maintain regulatory approval for ZYNLONTA or obtain regulatory approval for expanded or new indications for ZYNLONTA. Failure to maintain or obtain regulatory approval for ZYNLONTA could have an adverse impact on our ability to continue to generate and grow our revenue in the future.

From time to time, we may announce or publish preliminary data, such as we had done for the LOTIS-7 trial, but such data may not be predictive of future results for the next phase of the clinical program and are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Therefore, positive preliminary results in any ongoing clinical trial may not be predictive of results in the completed trial. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available.
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
We are also developing ZYNLONTA and certain of our product candidates in combination with other therapies, such as rituximab and bispecific antibodies. Combining therapies may cause additional, different or more severe side effects or adverse events than when a drug is used as a monotherapy. In addition, therapies used in combination may have common toxicities. When used in combination, the severity and frequency of such undesirable side effects or adverse events may be greater than the cumulative severity and frequency of such side effects or adverse events when the therapies are used as monotherapies.
In addition to our trials, there are several IITs studying Zynlonta, either as a monotherapy or in combination, and any new side effects or adverse events observed in these trials that are different in nature, severity and frequency than observed in earlier trials may require a change in our current approved labeling, impact ongoing trials, or impact our ability to maintain BLA approval for Zynlonta.

We may not be successful in our efforts to expand the market opportunity of ZYNLONTA, develop additional product candidates or build up our research pipeline.
ZYNLONTA is currently approved for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including DLBCL not otherwise specified, DLBCL arising from low-grade lymphoma, and also high-grade B-cell lymphoma. We are undertaking clinical trials to potentially expand ZYNLONTA into other indications and into earlier lines of therapy. However, clinical development and regulatory review is inherently unpredictable and are subject to numerous risks and uncertainties described in this “Item 1A. Risk Factors” section. Failure to expand the indication(s) for ZYNLONTA could limit the market opportunity for ZYNLONTA and our potential future revenue which could have an adverse effect on our business and operations. There can be no assurance that we will succeed in expanding the market opportunity of ZYNLONTA.

A key element of our development strategy is to build a robust pipeline of ADCs targeting both novel and clinically validated cancer targets using a variety of technologies for the treatment of hematological malignancies and solid tumors. There can be no assurance that we will be able to identify suitable additional product candidates for clinical development or that our research and development efforts will yield safe, effective and commercially viable product candidates. If we are not successful in developing these new drugs, our future market opportunity and potential revenue may be negatively impacted, which could adversely impact our business and operations.

We do not control the conduct of current or any potential future investigator-initiated clinical trials, and the data from such trials is not subject to our review or quality control.

We have provided and may continue to provide clinical data from an investigator-initiated clinical trials (“IIT”). We do not control the design or administration of such trials, nor the submission, approval or maintenance of any regulatory and institutional filings required to conduct such trials. Furthermore, we have limited or no rights to audit, review or apply quality control procedures to the clinical data generated from such trials. As a result, we have no control over the conduct of such trials and the timing of any data releases from such trials and we cannot be certain that such trials are or will be conducted in accordance with applicable regulatory requirements or that the clinical data provided to us by the investigators of such trials are accurate, reliable or complete. There can be no assurance regarding the outcome or timing of any IITs, including whether such trials will meet their respective endpoint and whether severe adverse events will occur during the trials. In addition, positive preliminary results in any ongoing IIT may not be predictive of results in the completed trial.

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
Regulatory authorities have substantial discretion in the approval process. They may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials or other studies. In this Annual Report and elsewhere in our public communications, we designate certain of our clinical trials as “pivotal” if we believe that these clinical trials, if successful, will support BLA submissions; however, there can be no assurance that any clinical trial that we designate as “pivotal” will be viewed as sufficient by the FDA, the EMA and other comparable regulatory authorities in other jurisdictions to support regulatory approval. If we are required to conduct additional clinical trials or other testing of any of our products and product candidates beyond those that are contemplated, we may incur significant additional costs and regulatory approval may be delayed or prevented.
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

In addition, the approval policies or regulations of the FDA, the EMA or comparable regulatory authorities in other jurisdictions may change in a manner rendering our clinical data insufficient for approval. For example, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. The Food and Drug Omnibus Reform Act (“FDORA”) included provisions related to the accelerated approval pathway and authorized the FDA to require a post-approval study to be underway prior to approval or within a specified time period following approval. Furthermore, the Oncology Center of Excellence within the FDA is advancing Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. These and other policies of the FDA, the EMA or comparable regulatory authorities in other jurisdictions may increase the time and costs associated with regulatory approval. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. More recently, as part of FDORA, sponsors will be required to submit Diversity Action Plans (“DAPs”) for Phase 3 studies or other pivotal studies of new drugs. DAPs must include the sponsor’s goals for enrollment for such studies, disaggregated by age group, sex, and racial and ethnic demographic characteristics of clinically relevant study populations; the sponsor’s rationale for such goals; and an explanation of how the sponsor intends to meet such goals. FDA is scheduled to issue final guidance on DAPs by late June 2025, and these requirements are scheduled to be implemented in late 2025. However, there remains significant uncertainty regarding the final details of these requirements and their impact on development programs.

We may be unable to maintain regulatory approval for any approved products.
As part of regulatory approval, we may be subject to a number of post-marketing requirements and commitments, such as post-marketing studies or clinical trials, surveillance to monitor the safety or efficacy of any approved product and risk evaluation and mitigation strategies. For example, our post-marketing obligations with respect to ZYNLONTA include a confirmatory trial to verify and describe the clinical benefit of ZYNLONTA, a deferred pediatric trial and a trial in patients with hepatic impairment. For ZYNLONTA and for any other products for which we receive accelerated approval from the FDA or conditional approval from the EMA or comparable regulatory authorities in other jurisdictions, we are required to complete confirmatory clinical trials. The FDA may withdraw approval of our products approved under the accelerated approval pathway if, for example, the clinical trial(s) required to verify the predicted clinical benefit of a product fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the product for any reason, including censoring of patients, other evidence demonstrates that a product is not shown to be safe or effective under the conditions of use, we fail to conduct any required post-marketing confirmatory clinical trial with due diligence or we disseminate false or misleading promotional materials relating to the relevant product. There can be no assurance that we will receive full approval or maintain the current accelerated approval for ZYNLONTA for the treatment of relapsed or refractory DLBCL or that we will receive full approval for ZYNLONTA in other indications or for any of our product candidates for which we receive accelerated approval. In addition, any products for which we receive regulatory approval in a particular jurisdiction and the activities associated with their commercialization, including testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, will be subject to comprehensive regulation by the FDA, the EMA or comparable regulatory authorities in other jurisdictions. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration and listing requirements, the FDA’s cGMP requirements or comparable requirements in foreign jurisdictions, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA, the EMA or comparable regulatory authorities in other jurisdictions, requirements regarding the distribution of samples to physicians, tracking and reporting of payments to physicians and other healthcare providers and recordkeeping. If we are unable to complete the required confirmatory or post-marketing studies, if such studies fail to meet their safety and efficacy endpoints or if we otherwise fail to comply with post-marketing requirements and regulations, we may be unable to maintain regulatory approval for any approved products.

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
Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user fee waivers and exemptions. In addition, if a product receives the first FDA approval for the condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity for the orphan indication following drug or biological product approval, provided that the criteria for orphan designation are still applicable at the time of the granting of the marketing authorization. This period may be reduced to six years if, at the end of the fifth year, the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The respective orphan drug designation and exclusivity frameworks in the United States and in the European Union are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, European Union or U.S. orphan designations in the future.
We may pursue orphan drug designation for one or more of our other product candidates. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we obtain orphan drug designation, we may not be able to maintain such designation. For example, in the process of seeking marketing authorization in the European Union, the Committee for Orphan Medicinal Products recommended to not uphold ZYNLONTA’s previously granted orphan drug designation. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Even if we obtain orphan drug designation for our product candidates in specific conditions, we may not be the first to obtain regulatory approval of these product candidates for the orphan-designated condition and therefore we may not be eligible for orphan drug exclusivity in the U.S. In addition, exclusive marketing rights in the United States may not be awarded if we seek approval for an indication broader than the orphan-designated condition or, if awarded, may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Furthermore, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different ADCs with different monoclonal antibody elements or functional elements of the conjugated molecule can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same ADC with the same monoclonal antibody element and functional element of the conjugated molecule for the same condition if the FDA concludes that the later ADC is safer, more effective or makes a major contribution to patient care. Our inability to obtain orphan drug designation for any product candidates for the treatment of rare cancers and/or our inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it.

We may not receive the 12 years of data exclusivity from our anticipated Reference Product Exclusivity or data exclusivity in other jurisdictions.
We believe ZYNLONTA is the first loncastuximab tesirine product to have been licensed by the FDA and should be entitled to a period of 12 years of Reference Product Exclusivity (“RPE”). However, the FDA has not yet awarded

ZYNLONTA such RPE, and the FDA may not do so for unknown reasons. The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) established an abbreviated pathway to licensure for follow-on biologics called biosimilars. Biosimilars are biological products approved under section 351(k) of the Public Health Act Service Act (“PHS Act”) relying on the FDA’s findings of safety, purity, and potency for a licensed biologic (“Reference Product”) submitted pursuant to section 351(k) of the PHS Act. A biosimilar is highly similar to its Reference Product, excluding minor differences in clinically inactive components for which there are no clinically meaningful differences between the proposed biological product and the Reference Product in safety, purity, or potency. Certain biosimilars may be substituted for the Reference Product in accordance with state law.
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
Even if ZYNLONTA does receive its 12 years of exclusivity, the value of RPE is limited. As data exclusivity, RPE would not preclude subsequent licensure of a similar or related product unless the application sought to rely on the FDA’s findings of safety, purity, and potency for ZYNLONTA in a biosimilar application filed pursuant to Section 351(k) of the PHS Act. Accordingly, the FDA could approve an identical loncastuximab tesirine product with full studies demonstrating safety, purity, and potency submitted under section 351(a) of the PHS Act. The FDA could also approve loncastuximab tesirine for a different indication or with a different route of administration or formulation despite any RPE for ZYNLONTA.
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
We receive, generate and store significant and increasing volumes of sensitive information, such as employee and patient data. In addition, we actively seek access to medical information, including patient data, through research and development collaborations or otherwise. We and any potential collaborators may be subject to federal, state, local and foreign laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), the Regulation 2016/679, known as the General Data Protection Regulation (the “GDPR”), as well as European Union member state implementing legislations, the UK General Data Protection Regulation (“UK GDPR”) and the Swiss Federal Act on Data Protection. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA. For example, the California Consumer Privacy Act of 2018 (“CCPA”) as amended by the California Privacy Rights Act of 2020 (“CPRA”) on January 1, 2023, imposes obligations on businesses to which it applies, including, but not limited to, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, although it exempts some data processed in the context of clinical trials, expanding consumers’ rights with respect to certain sensitive personal information, and creating a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions, which could include civil, criminal and administrative penalties, private litigation, and adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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
•State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers; state laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases; state and local laws that require the registration of pharmaceutical sales representatives; state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; state laws that require the posting of information relating to clinical trials and their outcomes.
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
Our revenues and revenue prospects could be affected by changes in healthcare spending and policies in the United States, the European Union and any other potential jurisdictions in which we or our collaborators may seek to commercialize our products. We operate in a highly regulated industry, and new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, related to healthcare availability, the method of delivery and payment for healthcare products and services could negatively affect our business, financial condition and prospects. There is significant interest in promoting healthcare reforms, and it is likely that federal and state legislatures within the United States and the governments of other countries will continue to consider changes to existing healthcare legislation. For example, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare and prescription drug costs, including the Budget Control Act (which, subject to certain sequestration periods, imposed 2% reductions in Medicare payments to providers per fiscal year) and the Infrastructure Investment and Jobs Act (which added a requirement for manufacturers of certain single-source drugs (including biologics and biosimilars) separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose container or single-use package drugs), such as ZYNLONTA, to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation) which requirement has caused and we expect will continue to cause a significant adverse effect on ZYNLONTA net sales and thus our results of operations.

These initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”), which, among other things, allows the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can be selected by CMS for negotiations, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these Medicare Part B and Part D inflation rebates. In addition, the IRA requires manufacturers that wish for their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions began taking effect progressively in 2023, although they may be subject to legal challenges. Thus, while it is unclear how some provisions of the IRA will be implemented, we are liable for Part B inflation rebates for ZYNLONTA under the IRA, which has and will continue to negatively impact our gross-to-net adjustment for ZYNLONTA sales.

Congress and CMS also continue to increase federal oversight on manufacturers participating in Medicaid and the Medicaid drug rebate program. In September 2024, CMS finalized a rule to implement certain provisions of the Medicaid Services Investment and Accountability Act of 2019 that increases the burden for manufacturers to report drug pricing information without error, and their potential liability if they fail to do so. For example, CMS can, in certain circumstances, ask a manufacturer to share findings from an internal investigation if the manufacturer seeks to correct a price report submitted more than three years prior. The final rule also expands the circumstances in which CMS may penalize manufacturers for misclassifying a drug in its price reporting and, for the first time, allows CMS to suspend a Medicaid rebate agreement for a manufacturer’s failure to correct a misclassification, or a failure to submit the required pricing reports, within 90 calendar days receiving notice. These changes in the Medicaid program increase the burden for manufacturers to report drug pricing information without error, and their potential liability if they fail to do so. Finally, there is ongoing litigation in federal courts that may change the scope of the 340B program, a drug discount program for charge certain safety net healthcare providers, in incoming years.

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
Our products and product candidates are complex and difficult to manufacture. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, and insufficient inventory, negative impact on our sales and results of operations and make us a less attractive collaborator for potential partners. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs. In the past, we have received batches of certain of ZYNLONTA and our product candidates that did not meet our specifications. There can be no assurance that manufacturing issues will not occur in the future. We currently rely on third parties to manufacture all our raw materials, components and finished products, many of which are sole source suppliers, and this risk may be heightened by our reliance on CMOs to produce our products and product candidates. See “—Risks Related to Our Relationship with Third Parties.” In particular, our products, product candidates and research pipeline use highly potent cytotoxins and payloads and complex conjugation technology that require special manufacturing and handling, which may subject us to liability for any contamination or injury, or failure to comply with environmental, health and safety laws and regulations.

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
Our projections of the number of people who have the cancers we are targeting, the subset of people with these cancers in a position to receive a certain line of therapy and who have the potential to benefit from treatment with our products and product candidates, and the market opportunity for our products and product candidates, are based on estimates derived from a variety of sources, including scientific literature, surveys of clinicians and healthcare professionals and other forms of market research. These estimates may be inaccurate or based on imprecise data and are based on assumptions such as labeling, pricing, acceptance by HCPs and patients, patient access and pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, new treatments may be approved in the future which may reduce our potential market opportunity, the pricing, coverage and reimbursement of our product candidates may be unfavorable, patients may not be otherwise amenable to treatment with our products and product candidates or new patients may become increasingly difficult to identify or gain access to, all of which could negatively impact our market opportunity estimate and materially adversely affect our business, financial condition, results of operations and prospects.
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
Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both ADC and non-antibody drug conjugate therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our product and product candidates, including, but not limited to, AbbVie, Inc., Daiichi Sankyo Company, Genmab, GlaxoSmithKline plc, Gilead Sciences, Inc., Johnson & Johnson, Mersana Therapeutics Inc., Sanofi S.A., Roche Holding AG, Pfizer Inc. and Zymeworks, Inc. There are hundreds of ADCs in development, the vast majority of which were being developed for the treatment of cancer.

In the relapsed or refractory DLBCL setting, for which we have developed ZYNLONTA, current 3L treatment options include CAR-T, allogeneic stem cell transplant, polatuzumab in combination with bendamustine and a rituximab product, selinexor, tafasitamab in combination with lenalidomide, chemotherapy using small molecules and bispecific antibodies. If ZYNLONTA is approved for use as a 2L treatment for DLBCL patients, we will continue to compete with CAR-T, autologous stem cell transplant, rituximab in combination with chemotherapies, polatuzumab in combination with bendamustine and a rituximab product, and tafasitamab in combination with lenalidomide. In addition, we expect potential future competition from bispecific antibodies such as glofitamab and epcoritamab alone or in combinations with chemotherapies or polatuzumab to gain approval in the 2L treatment of DLBCL.

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
Patents have a limited lifespan. Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Patent terms vary in other jurisdictions. Various extensions may be available, including under the Hatch-Waxman Amendments in the United States, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar medications. At the time of the expiration of any relevant patents, the underlying technology covered by such patents can be used by any third party, including competitors.

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
Risks Related to Our Business and Industry
We may be unable to attract and retain senior management and qualified scientific personnel.
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. The loss of the services of our senior management members, qualified employees and scientific and medical advisors could impede the achievement of our research, development and commercialization objectives. Members of our senior management are employed pursuant to employment agreements with no term and that require advance notice for termination, but these persons may terminate their employment with us at any time. In addition, laws and regulations on executive compensation, including legislation in our home country, Switzerland, may restrict our ability to attract, motivate and retain the required level of qualified personnel including those that (i) impose an annual binding shareholders’ “say-on-pay” vote with respect to the compensation of the members of the executive committee and the board of directors, (ii) prohibit severance, advances, transaction premiums and similar payments to the members of the executive committee and the board of directors, and (iii) require companies to specify various compensation-related matters in their articles of association, thus requiring them to be approved by a shareholders’ vote. We do not maintain “key person” insurance for any of our executives or other employees. Further, we compensate our employees, in part, using share-based compensation, the effectiveness of which is influenced by the price of our common shares. If the price of our common shares continues to decrease or is subject to continued volatility, which may occur for various factors, including those beyond our control, we may be unable to attract or retain qualified personnel. Competition for skilled personnel is intense, particularly in the biotechnology industry. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. This competition may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. This possibility is further compounded by the novel nature of our product candidates, as fewer people are trained in or are experienced with product candidates of this type.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Due to our filer status, our independent registered public accounting firm has not reported on the effectiveness of our internal control over financial reporting as of December 31, 2024. Any testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements, or identify other areas for further attention or improvement. The failure to maintain controls compliant with Sarbanes-Oxley Act could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

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
As of the date of this Annual Report, we have outstanding warrants to purchase an aggregate of 2,631,578 common shares at an exercise price of $24.70 per share (which are exercisable, on a cash or cashless basis, at the option of the holder at any time on or prior to May 19, 2025), warrants to purchase an aggregate of 1,781,262 common shares at an exercise price of $28.07 (which are exercisable, on a cash or cashless basis, at the option of the holder at any time on or prior to May 19, 2025), warrants to purchase an aggregate of 527,295 common shares at an exercise price of $8.30 per share (which are exercisable, on a cash or a cashless basis, at the option of the holder at any time on or prior to August 15, 2032) and pre-funded warrants to purchase 8,163,265 common shares at an exercise price of CHF 0.08 per share. The warrants also contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. If our outstanding warrants are exercised into common shares, our existing shareholders’ ownership interest will be diluted.
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
Swiss law reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, the payment of dividends must be approved by shareholders. Swiss law also requires that our shareholders themselves resolve to, or authorize our board of directors to, increase or decrease our share capital. While our shareholders may authorize our board of directors to issue or cancel shares without additional shareholder approval, Swiss law limits this authorization to 50% of the issued share capital at the time of the authorization. The authorization, furthermore, has a limited duration of up to five years and must be renewed by the shareholders from time to time thereafter in order to be available for raising capital. Additionally, subject to specified exceptions, including exceptions described in our articles of association, Swiss law grants pre-emptive subscription rights to existing shareholders to subscribe for new issuances of shares. Swiss law also does not provide as much flexibility in the various rights and regulations that can attach to different categories of shares as do the laws of some other jurisdictions. These Swiss law requirements relating to our capital management may limit our flexibility, including our ability to raise capital, and situations may arise where greater flexibility would have provided benefits to our shareholders. See Exhibit 4.1 to this Annual Report.
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
U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or certain of our directors.
We are organized under the laws of Switzerland and our registered office and domicile is located in Epalinges, Canton of Vaud, Switzerland. Moreover, a number of our directors are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or upon such persons or to enforce against them judgments obtained in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in Switzerland of original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent solely predicated upon the federal and state securities laws of the United States. Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on Private International Law (the “PILA”). The PILA provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result is incompatible with Swiss public policy. Also, certain mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.
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
Our articles of association contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us that shareholders may consider favorable, including transactions in which our shareholders may receive a premium for their shares. Our articles of association include provisions that:
•in certain cases, allow our board of directors (i) to place up to 49,726,929 common shares, as well as any treasury shares that the Company may hold from time to time, and (ii) rights to acquire an additional 38,026,929 common shares with affiliates or third parties, without existing shareholders having statutory pre-emptive rights in relation to this share placement;
•allow our board of directors not to register any acquirer of common shares, or several acquirers acting in concert, in our share register as a shareholder with voting rights with respect to more than 15% of our share capital as set forth in the commercial register;
•limit the size of our board of directors to nine members;
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings; and

•require two-thirds of the votes represented at a shareholder meeting for amending or repealing the above-mentioned voting and recording restrictions, for amending the provision setting a maximum board size or providing for indemnification of our directors and members of our executive committee and for removing the chairman or any member of the board of directors before the end of his or her term of office.
These and other provisions, alone or together, could delay or prevent takeovers and changes in control. See Exhibits 3.1 and 4.1 to this Annual Report. These provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares.
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
We are a “smaller reporting company,” which allows us to take advantage of certain provisions of the Exchange Act, including only being required to provide two years of audited consolidated financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common shares less attractive as a result of our reliance on these reduced disclosure obligations, there may be a less active trading market for our common shares and our price of our common shares may be more volatile.

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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. See “Item 1A. Risk Factors.”
Item 2. Properties
We do not own any real property. The table below sets forth the sizes and uses of our leased facilities as of the date of this Annual Report:

Location	Primary Function	Approximate Size
Biopôle Route de la Corniche 3B 1066 Epalinges Switzerland	Head office	292 m2
430 Mountain Avenue, 4th Floor New Providence, New Jersey 07974 United States	Clinical, commercial and U.S. operations	965 m2
84 Wood Lane London, W12 0BZ United Kingdom	Research and preclinical development	2,200 m2
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
Holders
As of March 17, 2025, we had 170 shareholders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees or in trust or by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table is a summary of the common shares authorized for issuance under equity compensation plans as of December 31, 2024:

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares to be issued upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by security holders:
2022 Employee Stock Purchase Plan	—	—	— *
Conditional Share Capital Plan
Options	N/A	N/A	N/A
Restricted share units	2,497,349	N/A	N/A
Total for Conditional Share Capital Plan	2,497,349	N/A	3,355,883
Equity compensation plans not approved by security holders:
2019 Equity Incentive Plan:
Options	10,054,588	$9.02	N/A
Restricted share units	608,961	N/A	N/A
Total for 2019 Equity Incentive Plan	10,663,549	N/A	4,330,311
Inducement Plan:
Options	642,700	3.63	N/A
Restricted share units	N/A	N/A	N/A
Total for Inducement Plan	642,700	N/A	357,300
*The aggregate number of shares that may be issued pursuant to rights granted under the 2022 Employee Stock Purchase Plan is equal to 1% of our common share capital at the plan’s adoption. In addition to the foregoing, on the first day of each calendar year beginning on January 1, 2024 and ending on and including January 1, 2033, the number of common shares available for issuance under the 2022 Employee Stock Purchase Plan is increased by that number of common shares equal to the least of (a) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of common shares as determined by the board of directors. The number of shares reported in this column represents the number of common shares available for future issuance as of December 31, 2024.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the period covered by this report.
Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2024 to October 31, 2024	—	N/A	—	—
November 1, 2024 to November 30, 2024	—	N/A	—	—
December 1, 2024 to December 31, 2024	—	N/A	—	—

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
Overview
ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”). The Company is advancing its proprietary ADC technology to transform the treatment paradigm for patients with hematologic malignancies and solid tumors. We have a validated and differentiated technology platform with multiple payloads, linkers and conjugation chemistry, enabling the design of next-generation potent ADCs with an enhanced therapeutic index. Our strategy is focused on expanding and maximizing the ZYNLONTA opportunity in hematology and pursuing our early-stage research portfolio in solid tumors. We are a pioneer and leader in the ADC field with specialized end-to-end capabilities for developing optimized ADCs. This includes a strong, integrated research & development organization and a validated technology platform with clinical-stage product candidates currently in the pipeline, multiple next-generation ADCs being developed and a proven executional track record that includes ZYNLONTA, the first PBD-based ADC receiving accelerated approval from the FDA, conditional approval from the European Commission and conditional approval from the NMPA in China for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy.

In our hematology program, our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. Food and Drug Administration (“FDA”) conditional approval from the European Commission and conditional approval from the NMPA for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We are seeking to continue expanding ZYNLONTA internationally, and into earlier lines of DLBCL and indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (”FL”), as a single agent and in combination through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase 1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. In addition, we are investigating a CD-22 targeted compound, ADCT-602, in collaboration with the MD Anderson Cancer Center in a Phase 1/2 IIT in relapsed or refractory B-cell acute lymphoblastic leukemia.

In our solid tumor program, we have early stage preclinical research programs, including a portfolio of next-generation investigational ADCs targeting Claudin-6, PSMA, NaPi2b, and ASCT2, the most advanced of which are PSMA and Claudin-6. In addition, we are advancing research with a range of payloads, linkers and conjugation technologies against undisclosed targets. The Company is seeking to maximize the value of its solid tumor program through strategic partnerships, collaborations and license arrangements for one or more of its research programs.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands, except percentages and per share)	2024	2023	Change	% Change
Revenue
Product revenues, net	$69,280	$69,060	$220	0.3%
License revenues and royalties	1,557	498	1,059	212.7%
Total revenue, net	70,837	69,558	1,279	1.8%

Operating expense
Cost of product sales	(5,949)	(2,529)	(3,420)	135.2%
Research and development	(109,633)	(127,127)	17,494	(13.8)%
Selling and marketing	(44,015)	(57,464)	13,449	(23.4)%
General and administrative	(41,894)	(48,424)	6,530	(13.5)%
Total operating expense	(201,491)	(235,544)	34,053	(14.5)%
Loss from operations	(130,654)	(165,986)	35,332	(21.3)%

Other income (expense)
Interest income	12,272	10,540	1,732	16.4%
Interest expense	(50,211)	(46,325)	(3,886)	8.4%
Other, net	12,457	6,352	6,105	96.1%
Total other expense, net	(25,482)	(29,433)	3,951	(13.4)%

Loss before income taxes	(156,136)	(195,419)	39,283	(20.1)%
Income tax expense	(166)	(39,106)	38,940	(99.6)%
Loss before equity in net losses of joint venture	(156,302)	(234,525)	78,223	(33.4)%
Equity in net losses of joint venture	(1,544)	(5,528)	3,984	(72.1)%
Net loss	$(157,846)	$(240,053)	$82,207	(34.2)%

Net loss per share, basic and diluted	$(1.62)	$(2.94)	$1.32	(44.9)%
Revenue
Product Revenues, net
We generate product revenue through the sale of ZYNLONTA in the United States. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. In the long term, we expect that our product revenue will increase as we execute our business strategy, although our product revenue may fluctuate from period to period based on a number of factors, including patient demand, as well as the timing, dose and duration, of patient therapy and customers’ buying patterns and GTN deductions. We expect a relatively consistent level of GTN sales adjustments as a percentage of gross sales, but may also experience variability in GTN sales adjustments due to additional information and actual experience such as actual rebate and return rates.
Product revenues, net, were $69.3 million for the year ended December 31, 2024 as compared to $69.1 million for the year ended December 31, 2023, an increase of $0.2 million, or 0.3%. The increase is primarily attributable to a higher selling price and favorability in prior period GTN sales adjustments, partially offset by lower sales volume.

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
License revenues and royalties were $1.6 million for the year ended December 31, 2024 as compared to $0.5 million for the year ended December 31, 2023, an increase of $1.1 million. The increase was attributable to increased royalty revenue from our exclusive license agreement with SOBI to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan.
Cost of Product Sales
Cost of product sales primarily includes direct and indirect costs relating to the third-party manufacture and distribution of ZYNLONTA, royalties payable to a collaboration partner based on net product sales of ZYNLONTA and inventory write-downs. We expect that cost of product sales will increase over time as we sell through pre-approval inventory that was previously expensed prior to commercialization under U.S. GAAP. Factors such as inflation may increase our cost of product sales as a percentage of product revenue if we are not able to increase the price at which we sell ZYNLONTA to offset such increases in our cost of product sales.
Cost of product sales were $5.9 million for the year ended December 31, 2024 as compared to $2.5 million for the year ended December 31, 2023, an increase of $3.4 million, or 135.2%. The increase is primarily attributable to higher stability, shipping and storage costs of $1.8 million, a $1.1 million batch cancellation fee and $0.6 million of commercial inventory used for the validation at a new CMO facility which was expensed as a period cost.

Research and Development Expenses

The following table summarizes our research and development expenses for our major development programs for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
ZYNLONTA	$58,311	$68,461	$(10,150)
ADCT-601(1)	17,624	10,755	6,869
Preclinical product candidates and research pipeline	17,340	12,830	4,510
ADCT-602	1,170	1,851	(681)
Discontinued programs(2)	5,056	21,707	(16,651)
Not allocated to specific programs(3)	8,211	7,572	639
Share-based compensation	1,921	3,951	(2,030)
Research and development expenses	$109,633	$127,127	$(17,494)

(1) ADCT-601 was discontinued in November 2024.
(2) As of December 31, 2024, Cami, ADCT-901 and ADCT-212 were included in Discontinued programs. For the year ended December 31, 2023 these programs were separately presented as major development programs. Prior periods have been recast to conform to the current period presentation.
(3) Includes third-party contracting and employee expenses, as well as expense for preclinical research, storage, shipping and lab consumables that span multiple programs.

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

Our R&D expenses were $109.6 million for the year ended December 31, 2024 as compared to $127.1 million for the year ended December 31, 2023, a decrease of $17.5 million, or 13.8%, as driven by the following programs and activities:
ZYNLONTA
Research and development expenses for ZYNLONTA were $58.3 million for the year ended December 31, 2024 as compared to $68.5 million for the year ended December 31, 2023, a decrease of $10.2 million, or 14.8%. The overall decrease was primarily due to a net decrease in external clinical trial costs of $5.1 million (decrease in costs associated with LOTIS 5 and other trials offset by an increase in LOTIS 7), lower professional fees of $2.4 million, lower employee expenses of $1.6 million and lower CMC costs of $0.7 million as a result of the implementation of productivity initiatives and focused investment in prioritized development programs.

ADCT-601

Research and development expenses for ADCT-601 were $17.6 million for the year ended December 31, 2024 as compared to $10.8 million for the year ended December 31, 2023, an increase of $6.9 million, or 63.9%. The increase is primarily attributable to higher patient enrollment and progress towards the completion of the study. The ADCT-601 program was discontinued in November 2024.

Preclinical product candidates and research pipeline
Research and development expenses associated with our preclinical product candidates and research pipeline were $17.3 million for the year ended December 31, 2024 as compared to $12.8 million for the year ended December 31, 2023, an increase of $4.5 million, or 35.2%. The increase is primarily attributable to increased spending on our research strategy, platform and pipeline initiatives including PSMA and ASCT2.
Discontinued programs

Research and development expenses associated with our discontinued programs including Cami, ADCT-901 and ADCT-212 have decreased to $5.1 million for the year ended December 31, 2024 from $21.7 million, a decrease of $16.7 million, or 76.7%. The decrease was attributable to decreased spending on Cami of $8.7 million, ADCT-212 of $4.6 million and ADCT-901 of $3.4 million.

Share-based compensation

Share-based compensation was $1.9 million for the year ended December 31, 2024 as compared to $4.0 million for the year ended December 31, 2023, a decrease of $2.0 million, or 51.4%. The decrease was driven by fluctuations in our share price as well as forfeitures of awards in connection with employee terminations.
Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
External costs and overhead	$21,442	$33,006	$(11,564)
Employee expenses(1)	22,269	24,780	(2,511)
Share-based compensation expense (reversal)	304	(322)	626
Selling and marketing expenses	$44,015	$57,464	$(13,449)
(1)Excludes share-based compensation expense (reversal).

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

Selling and marketing expenses were $44.0 million for the year ended December 31, 2024 as compared to $57.5 million for the year ended December 31, 2023, a decrease of $13.4 million, or 23.4%. The net decrease in external costs and overhead was primarily attributable to a reduction of $12.0 million in marketing and advertising expenses as a result of cost cutting initiatives. The decrease in employee expenses was primarily due to lower wages and benefits of $2.3 million primarily due to decreased headcount, as well as lower recruitment costs of $0.2 million. The increase in share-based compensation expense of $0.6 million was primarily due to forfeitures of awards in connection with prior year employee terminations.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
External costs and overhead	$17,683	$20,542	$(2,859)
Employee expenses(1)	18,705	18,017	688
Share-based compensation expense	5,506	9,865	(4,359)
General and administrative expenses	$41,894	$48,424	$(6,530)
(1)Excludes share-based compensation expense.
General and administrative expense includes employee related costs (including wages, benefits and share-based compensation expense) for general and administrative employees, external costs (including, in particular, professional fees, legal fees and costs associated with maintaining patents and other intellectual property, communications costs and IT costs, facility expenses and travel expenses) and depreciation of property and equipment and right-of-use assets.
General and administrative expenses were $41.9 million for the year ended December 31, 2024 as compared to $48.4 million for the year ended December 31, 2023, an overall decrease of $6.5 million, or 13.5%. The decrease in external costs and overhead of $2.9 million was primarily related to lower professional fees of $1.5 million and lower insurance and IT costs of $1.3 million. The increase in employee expenses was primarily due to higher wages and benefits of $0.4 million and higher recruitment costs. The decrease in share-based compensation expense was primarily due to fluctuations in our share price as well as forfeitures of awards in connection with employee terminations.

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
Interest income was $12.3 million for the year ended December 31, 2024 as compared to $10.5 million for the year ended December 31, 2023, an increase of $1.7 million, or 16.4%. The increase was primarily due to higher yields received on our cash deposits.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $50.2 million for the year ended December 31, 2024 as compared to $46.3 million for the year ended December 31, 2023, an increase of $3.9 million, or 8.4%. The increase was related to higher accretion of our deferred royalty obligation with HCR of $5.7 million as a result of the $73.1 million, net of transaction costs, received in June 2023 upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country, which increased the liability. This was partially offset by lower interest on our senior secured term loan facility of $1.8 million as a result of a lower effective interest rate.

Other, net
Other, net consists primarily of cumulative catch-up adjustments related to our deferred royalty obligation, changes in the fair value (gains or losses) of the Deerfield warrant obligation and the R&D tax credit from our UK operations.

Other, net as of December 31, 2024 and 2023 included the following:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Cumulative catch-up adjustment income, deferred royalty obligation	$11,178	$4,972	$6,206
Deerfield warrant obligation, change in fair value income	296	497	(201)
Exchange differences loss	(80)	(52)	(28)
R&D tax credit	1,063	935	128
Total	$12,457	$6,352	$6,105
Cumulative catch-up adjustment income, deferred royalty obligation
We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income was $11.2 million for the year ended December 31, 2024 as compared to $5.0 million for the year ended December 31, 2023, a change of $6.2 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2024 having a greater effect on the expected payments to HCR relative to the 2023 revised revenue forecasts. Revisions in both years were primarily attributable to changes in assumptions in the Company’s updated strategic and development plans, revenue projections and associated timing thereof.

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

We recorded an income tax expense of $0.2 million for the year ended December 31, 2024 as compared to $39.1 million for the year ended December 31, 2023, primarily driven by our U.S. operations and the full valuation allowance recognized on our deferred tax assets.

Income tax expense associated with our U.S. and UK operations was $0.2 million for the year ended December 31, 2024 driven by current period income tax expense of $0.5 million and partially offset by US and UK tax returns true-up benefit of $0.3 million. Generally, current income tax is primarily due to our internal arrangements to reimburse our foreign subsidiaries in the U.S. and the United Kingdom for the services they render to our parent company in Switzerland. Commercial sales in the U.S. also contributed to the current period income tax expense. Ultimately, the net profit at each subsidiary is subject to local income tax. During the year ended December 31, 2024, with respect to our U.S. operations, current income tax expense of $0.3 million was recorded and no deferred tax expense was recorded due to full valuation allowance on deferred tax assets.

Comparatively, our income tax expense of $39.1 million recorded during the year ended December 31, 2023 was driven by the recognition of a $47.8 million valuation allowance on our deferred tax assets due to a change in our intercompany operating and transfer pricing model and estimates of future taxable income and losses. During the year ended December 31, 2023, with respect to our U.S. operations, a deferred tax expense of $37.1 million and current income tax expense of $1.5 million was recorded.

Equity in Net Losses of Joint Venture

	Year Ended December 31,
(in thousands)	2024	2023	Change
Share of Overland ADCT BioPharma net loss	$(1,544)	$(5,528)	$(3,984)

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $1.5 million and $5.5 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, we recorded our share of Overland ADCT BioPharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture.

Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $250.9 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of filing this Annual Report on Form 10-K.
We plan to continue to fund our operating needs through our existing cash and cash equivalents, revenues from sales of ZYNLONTA, potential milestone and royalty payments under our licensing agreements and additional equity financings, debt financings and/or other forms of financing, as well as funds provided by collaborations. We are continuously exploring strategic collaborations, business combinations, licensing opportunities or similar strategies for our early-stage research pipeline and for clinical development and commercialization of ZYNLONTA and/or our product candidates. However, we may be unable to obtain such financing, licensing and collaboration arrangements on favorable terms, if at all, and if so we may need to prioritize our portfolio and reduce our investment in early stage research and development activities.

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
In May 2024, we completed an underwritten offering which resulted in net proceeds of approximately $97.4 million. In August 2024, we filed a prospectus relating to an at-the-market offering program, pursuant to which we may offer and sell our common shares from time to time with an aggregate offering price of $100 million, subject to share limitations, through Jefferies LLC acting as sales agent. To date, we have not sold any shares under the program.

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

Contractual Obligations and Commitments
Our contractual obligations relate to our outstanding indebtedness under the Loan Agreement, as described above, and our lease agreements. For information relating to our scheduled maturities with respect to our lease liabilities and long-term debt see Note 6, “Leases” and Note 10, “Senior secured term loan facility and warrants”, respectively, included in the Notes to our audited consolidated financial statements.
We have future royalty obligations to HCR, under our royalty purchase agreement, which royalty payment amounts and timing is dependent on the future sales results of ZYNLONTA. See Note 12, “Deferred royalty obligation”, included in the Notes to our audited consolidated financial statements for further information.
For information relating to our non-cancelable obligations under third party manufacturing agreements see Note 14, “Commitments and contingencies”, included in the Notes to our audited consolidated financial statements.

The Company has entered into various collaborations with development partners, including in-licensing and manufacturing agreements. These agreements provide for the Company to make potential future milestone and royalty payments that are conditional on success, and that are spread over various stages of development and commercialization, including filing an IND application, commencing or completing multiple clinical development stages, obtaining regulatory approval in multiple countries, and achieving various levels of commercial sales. Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in the Company’s consolidated balance sheets as of December 31, 2024 and 2023. The aggregate amount of such potential milestone payments (excluding royalty payments), under all such collaboration agreements, was $212.2 million, including approximately $79.3 million contingent on the achievement of various research, development and regulatory approval milestones and approximately $132.9 million in sales-based milestones.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Net cash (used in) provided by:
Operating activities	$(123,835)	$(118,686)	$(5,149)
Investing activities	(867)	(3,216)	2,349
Financing activities	97,054	73,875	23,179
Net change in cash and cash equivalents	$(27,648)	$(48,027)	$20,379
Net Cash Used in Operating Activities
Net cash used in operating activities increased to $123.8 million for the year ended December 31, 2024 from $118.7 million for the year ended December 31, 2023, an increase of $5.1 million. The increase in cash used in operating activities on a period over period basis was primarily due to the receipt of the $50.0 million in Sobi license milestone during the year ended December 31, 2023 which was recognized in revenue in December 2022 upon approval of the Marketing Authorisation Application by the European Commission for ZYNLONTA in 3L DLBCL as well as a decrease in deferred income taxes of $37.1 million, partially offset by the lower net loss for the period of $82.2 million attributable to a decrease in operating expenses and the timing of cash payments and receipts.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased to $0.9 million for the year ended December 31, 2024 from $3.2 million for the year ended December 31, 2023, a decrease of $2.3 million. The decrease in net cash used in investing activities primarily relates to the timing of property and equipment purchases.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $97.1 million for the year ended December 31, 2024 and primarily related to the net proceeds received from the completion of the Company’s 2024 Equity Offering in May 2024. Net cash provided by financing activities was $73.9 million for the year ended December 31, 2023 and primarily related to the proceeds received under the deferred royalty obligation with HCR upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements.
Critical Accounting Estimates
A summary of the significant accounting policies is provided in Note 2 “Summary of significant accounting policies,” included in the notes to our audited consolidated financial statements.

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

Product revenues, net

We generate revenue from sales of ZYNLONTA in the U.S. for the treatment of relapsed or refractory DLBCL. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts.
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

We began estimating and recording a provision for the discarded drug rebate as a GTN sales adjustment beginning in the first quarter of 2023. The provision is recorded to Other current liabilities or Other long-term liabilities depending on when the annual refunds are expected to come due. The significant assumptions used to estimate the discarded drug rebate include legal interpretations of applicable laws and regulations, historical experience with discarded volumes and time lags in the processing of claims and invoicing from CMS. We use a number of factors to estimate the discarded drug rebate, including information from external sources to identify the Company’s discarded volumes and information from CMS on discarded volumes. We have now received from CMS the first annual report and invoice for 2023, the payment of which has been paid in the first quarter of 2025, and was generally consistent with our estimate and no significant prior period adjustments were made. We will continue to rely on projection methodologies and expect annual reports to be received from CMS. Given the annual nature of the proposed reporting schedule we will continue to estimate periodically discarded drug rebate liabilities.

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

The exact amount and timing of repayment is likely to be different each reporting period as compared to those estimated based on our revenue projections. A significant increase or decrease in actual net sales of ZYNLONTA compared to the Company’s revenue projections, as well as ZYNLONTA in other indications as well as licensing revenue could change the royalty rate and royalty cap due to HCR, which could materially impact the debt obligation as well as interest expense associated with the royalty purchase agreement. Also, our total obligation to HCR can vary depending on the achievement of the sales milestones as well as the timing of a change in control event.

Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2, “Summary of significant accounting policies” to our audited consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are not required to provide the information required by this Item 7A as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ADC Therapeutics SA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADC Therapeutics SA and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Deferred royalty obligation with HealthCare Royalty Partners

As described in Note 12 to the consolidated financial statements, on August 25, 2021, the Company entered into a royalty purchase agreement with certain entities managed by HealthCare Royalty Partners (HCR) for up to $325.0 million. Under the terms of the agreement, the Company received gross proceeds of $225.0 million upon closing and received an additional $75.0 million during the year ended December 31, 2023. The Company’s aggregate royalty obligations are capped at 2.50 times the amount paid by HCR under the agreement or at 2.25 times the amount paid by HCR under the agreement if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029 (the “Royalty Cap”). Once the Royalty Cap is reached, the royalty purchase agreement will terminate. The Company evaluated the terms of the royalty purchase agreement and concluded that the features of the investment amount are similar to those of a debt instrument. Accordingly, the Company recorded a liability relating to the initial gross proceeds received as debt less transaction costs in August 2021, and increased the liability in June 2023 for the eligible amount received as debt less transaction costs upon first commercial sale of ZYNLONTA in Europe. The Company accounts for the value of the debt at amortized cost. The amounts received by the Company will be accreted to the total estimated amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which will be recognized as interest expense. The carrying value of the debt decreases for royalty payments made to HCR based on actual net sales and licensing revenue. To determine the accretion of the liability related to the deferred royalty obligation, the Company is required to estimate the total amount of future royalty payments and estimate the timing of such payments to HCR based on the Company's revenue projections. The Company uses a third party valuation firm to assist in determining the total amount of future royalty payments and estimates timing of such payment to HCR using an option pricing Monte Carlo simulation model. At each reporting period, the Company assesses the expected payments to HCR based on its underlying revenue projections and to the extent the amount or timing of such payments is materially different than its initial estimates, the Company will record a cumulative catch-up adjustment to the deferred royalty obligation. The Company’s deferred royalty obligation recognized within liabilities was $326.7 million as of December 31, 2024. The significant assumptions used to estimate the HCR deferred royalty obligation accretion of the liability include the revenue projections and timing of payments.

The principal considerations for our determination that performing procedures relating to the deferred royalty obligation with HCR is a critical audit matter are (i) the significant judgment by management when determining the value of the deferred royalty obligation; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to management’s assumptions related to the revenue projections used to determine the timing of expected cash outflows through the Monte Carlo simulation model; and (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the deferred royalty obligation; (ii) evaluating the appropriateness of the Monte Carlo simulation model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future revenue projections and the timing of payments considering external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Monte Carlo simulation model and (ii) reasonableness of the revenue projections.

Product Revenue – Gross-to-net (GTN) sales adjustment – Discarded Drug Rebate

As described in Notes 2 and 16 to the consolidated financial statements, product revenue is recognized at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. Government rebates include the discarded drug rebate. The Infrastructure Investment and Jobs Act requires manufacturers of certain single-source drugs separately paid for under Medicare Part B and marketed in single-dose containers to refund the dispensed drug unused and discarded exceeding an applicable percentage defined by statute or regulation. The accrual for such rebate recognized within accrued expenses and other current liabilities was $15.1 million as of December 31, 2024. The significant assumptions used to estimate the discarded drug rebate include historical experience with discarded volumes considering time lags in the processing of claims and invoicing from the Centers for Medicare & Medicaid Services as well as legal interpretations of applicable laws and regulations used in the rebate calculation.

The principal considerations for our determination that performing procedures relating to the discarded drug rebate GTN sales adjustment is a critical audit matter are (i) the significant judgment made by management when determining the discarded drug rebate sales adjustment; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the valuation of the discarded drug rebate and management’s assumptions related to historical experience with discarded volumes as well as legal interpretations of applicable laws and regulations used in the rebate calculation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the discarded drug rebate estimates; (ii) testing the accuracy of the rebate calculation; (iii) testing the completeness and accuracy of inputs underlying data used in the calculation of the rebate; and (iv) evaluating the reasonableness of significant assumptions used by management related to the discarded volumes considering historical experience as well as legal interpretations of applicable laws and regulations used in the rebate calculation, and whether assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers SA

Pully, Switzerland
March 27, 2025

We have served as the Company's auditor since 2015.

ADC Therapeutics SA
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$250,867	$278,598
Accounts receivable, net	20,316	25,182
Inventory	18,387	16,177
Prepaid expenses	8,370	10,344
Other current assets	9,450	5,990
Total current assets	307,390	336,291
Property and equipment, net	5,075	5,622
Operating lease right-of-use assets	8,354	10,511
Interest in joint venture	—	1,647
Other long-term assets	1,161	711
Total assets	$321,980	$354,782
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$18,029	$15,569
Accrued expenses and other current liabilities	62,440	52,101
Total current liabilities	80,469	67,670
Deferred royalty obligation, long-term	320,093	303,572
Senior secured term loans	113,632	112,730
Operating lease liabilities, long-term	7,995	10,180
Other long-term liabilities	2,433	8,879
Total liabilities	524,622	503,031
Commitments and contingencies (Note 14)
Shareholders’ (deficit) equity
Common shares, at CHF 0.08 par value	8,425	7,312
Issued shares: 101,606,376 at December 31, 2024 and 89,041,946 at December 31, 2023; outstanding shares: 98,861,402 at December 31, 2024 and 82,293,137 at December 31, 2023
Additional paid-in capital	1,283,892	1,180,545
Treasury shares	(220)	(541)
At December 31, 2024: 2,744,974 and December 31, 2023: 6,748,809
Accumulated other comprehensive loss	(1,421)	(93)
Accumulated deficit	(1,493,318)	(1,335,472)
Total shareholders’ (deficit) equity	(202,642)	(148,249)
Total liabilities and shareholders’ (deficit) equity	$321,980	$354,782
The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023
Revenue
Product revenues, net	$69,280	$69,060
License revenues and royalties	1,557	498
Total revenue, net	70,837	69,558
Operating expense
Cost of product sales	(5,949)	(2,529)
Research and development	(109,633)	(127,127)
Selling and marketing	(44,015)	(57,464)
General and administrative	(41,894)	(48,424)
Total operating expense	(201,491)	(235,544)
Loss from operations	(130,654)	(165,986)
Other income (expense)
Interest income	12,272	10,540
Interest expense	(50,211)	(46,325)
Other, net	12,457	6,352
Total other expense, net	(25,482)	(29,433)
Loss before income taxes	(156,136)	(195,419)
Income tax expense	(166)	(39,106)
Loss before equity in net losses of joint venture	(156,302)	(234,525)
Equity in net losses of joint venture	(1,544)	(5,528)
Net loss	$(157,846)	$(240,053)

Net loss per share
Net loss per share, basic and diluted	$(1.62)	$(2.94)
Weighted average shares outstanding, basic and diluted	97,159,966	81,712,166

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2024	2023
Net loss	$(157,846)	$(240,053)
Other comprehensive (loss) income:
Remeasurement of defined benefit pension liability	(1,044)	(1,854)
Foreign currency translation adjustment	(185)	376
Other comprehensive loss before share of other comprehensive loss in joint venture	(1,229)	(1,478)
Share of other comprehensive loss in joint venture	(103)	(438)
Other comprehensive loss	(1,332)	(1,916)
Total comprehensive loss	$(159,178)	$(241,969)
The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
December 31, 2022	89,041,946	$7,312	$1,166,414	(8,399,419)	$(679)	$1,823	$(1,095,419)	$79,451

Loss for the period	—	$—	$—	—	$—	$—	$(240,053)	$(240,053)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(1,854)	—	(1,854)
Foreign currency translation adjustment	—	—	—	—	—	376	—	376
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(1,478)	—	(1,478)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(438)	—	(438)
Total other comprehensive loss	—	—	—	—	—	(1,916)	—	(1,916)
Total comprehensive loss for the period	—	—	—	—	—	(1,916)	(240,053)	(241,969)
Vestings of RSUs	—	—	(111)	1,330,081	111	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	747	320,529	27	—	—	774
Share-based compensation expense	—	—	13,495	—	—	—	—	13,495
	—	—	14,131	1,650,610	138	—	—	14,269
December 31, 2023	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)

Loss for the period	—	—	—	—	—	—	(157,846)	(157,846)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(1,044)	—	(1,044)
Foreign currency translation adjustment	—	—	—	—	—	(185)	—	(185)
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(1,229)	—	(1,229)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(103)	—	(103)
Total other comprehensive loss	—	—	—	—	—	(1,332)	—	(1,332)
Total comprehensive loss for the period	—	—	—	—	—	(1,332)	(157,846)	(159,178)
Vestings of RSUs	2,146,768	192	(236)	502,929	40	4	—	—
Exercise of options	5,750	—	219	108,721	9	—	—	228
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	526	392,185	32	—	—	558
Issuance of shares, underwritten offering, net of transaction costs	10,411,912	921	59,345	3,000,000	240	—	—	60,506
Issuance of warrants, underwritten offering, net of transaction costs	—	—	36,925	—	—	—	—	36,925
Share-based compensation expense	—	—	6,568	—	—	—	—	6,568
	12,564,430	1,113	103,347	4,003,835	321	4	—	104,785
December 31, 2024	101,606,376	$8,425	$1,283,892	(2,744,974)	$(220)	$(1,421)	$(1,493,318)	$(202,642)

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023
Cash used in operating activities
Net loss	$(157,846)	$(240,053)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	—	37,104
Share-based compensation expense	6,568	13,495
Accretion expense of deferred royalty obligation	28,224	19,207
Cumulative catch-up adjustment, deferred royalty obligation	(11,178)	(4,972)
Write-downs of inventory	1,518	1,608
Depreciation	1,334	1,187
Amortization of operating lease right-of-use assets	1,942	2,080
Share of results in joint venture	1,544	5,528
Change in defined benefit pension liabilities	(186)	(712)
Warrant obligations, decrease in fair value	(296)	(497)
Amortization of debt discount, senior secured term loan	902	3,016
Other	(187)	52
Changes in operating assets and liabilities:
Accounts receivable, net	4,771	47,789
Inventory	(3,728)	(5,712)
Other current assets	(1,480)	7,289
Other long-term assets	(456)	200
Accounts payable	2,462	3,173
Accrued expenses and other short-term liabilities	11,140	(14,143)
Operating lease liabilities	(1,958)	(1,716)
Other long-term liabilities	(6,925)	7,391
Net cash used in operating activities	(123,835)	(118,686)
Cash flows used in investing activities
Payment for purchases of property and equipment	(867)	(3,216)
Net cash used in investing activities	(867)	(3,216)
Cash flows provided by (used in) financing activities
Proceeds from common shares, 2024 Equity Offering, net of transaction costs	60,506	—
Proceeds from 2024 Pre-Funded Warrants, net of transaction costs	36,925	—
Proceeds from deferred royalty transaction, net of transaction costs	—	73,102
Proceeds from share issuance under stock purchase plan	558	773
Proceeds from the exercise of options	228	—
Taxes paid related to net settled equity awards	(1,163)	—
Net cash provided by financing activities	97,054	73,875
Net decrease in cash and cash equivalents	(27,648)	(48,027)
Exchange (losses)/gains on cash and cash equivalents	(83)	184
Cash and cash equivalents at beginning of year	278,598	326,441
Cash and cash equivalents at end of year	$250,867	$278,598
Supplemental Cash Flow Information:
Interest paid	$15,702	$15,387
Interest received	13,707	9,725
Payments made under royalty financing transaction	5,384	8,709
Supplemental Non-Cash Investing Activities:
Capital expenditures recorded in Accounts payable and Accrued expenses and other current liabilities	—	65

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.Description of Business and Organization

ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”) committed to advancing its proprietary ADC technology platform to transform the cancer treatment paradigm for patients with hematologic malignancies and solid tumors.

Since its inception, the Company has devoted its resources to developing a validated and differentiated technology platform with multiple payloads, linkers and conjugation chemistry, enabling the design of next-generation potent ADCs with an enhanced therapeutic index. The Company generates sales from its flagship product, ZYNLONTA, which is currently approved in the U.S. for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) in the 3L setting and has also been granted conditional approval from the European Commission and conditional approval from the China National Medical Products Administration. Additionally, the Company is seeking to expand ZYNLONTA into new indications and earlier lines of therapy while pursuing our early-stage solid tumor programs.

The Company was incorporated on June 6, 2011 under the laws of Switzerland, with its registered office located at Route de la Corniche 3B, 1066 Epalinges, Switzerland. The Company has two wholly-owned subsidiaries: ADC Therapeutics America, Inc. (“ADCT America”), which was incorporated in Delaware, USA on December 10, 2014 and ADC Therapeutics (UK) Ltd (“ADCT UK”), incorporated in England on December 12, 2014. The Company and its two subsidiaries form the ADCT Group (the “Group”). ADC Therapeutics (NL) B.V., previously a wholly-owned subsidiary of the Company, was dissolved effective October 4, 2024.

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
Interest rate risk
Interest rate risk arises from movements in interest rates which could have adverse effects on the Company's net loss or financial position. Changes in interest rates cause variations in interest income and expenses on interest-bearing assets and liabilities, and on the value of the net defined benefit pension obligation. In relation to the royalty purchase agreement with HCR, the Company is obligated to pay interest in the form of royalties in connection with certain net sales and licensing revenue. As the effective interest rate (“EIR”) on the deferred royalty obligation does not depend on market performance, the exposure to interest rate and market risk is deemed low. See Note 12, “Deferred royalty obligation” for further information. In regards to the senior secured term loans, the interest rate is variable and dependent upon market factors. The Company will update the EIR at the end of each reporting period for changes in the rate. See Note 10, "Senior secured term loan facility and warrants" for further information.
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

To date, the Company’s only source of product revenue, which commenced during May 2021, has been sales of ZYNLONTA only in the U.S., which is sold primarily through wholesale distributors. In addition, the Company earns license revenues and royalties through its license agreements with third parties. See Note 16 “Revenue” for further information. We continuously monitor the creditworthiness of our customers and have internal policies regarding customer credit limits. When determining customer allowances for estimated credit losses, the Company analyzes accounts that are past due, the creditworthiness of its customers, current economic conditions and, when sufficient historical data becomes available, actual credit losses incurred by the Company. As of December 31, 2024, and 2023, the Company did not record an allowance for expected credit losses as it was considered immaterial.
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

Our primary source of revenue is from sales of ZYNLONTA. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2024 and 2023, allowances on receivables were not material. Four customers accounted for 100% and 96% of gross accounts receivable as of December 31, 2024, and 2023, respectively.
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
Transactions and balances
Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within “Other, net” in the consolidated statements of operations.
Wholly-owned subsidiaries
The results and financial position of all the Company’s entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:
(i)assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
(ii)income and expenses for each consolidated statement of operations are translated at monthly average exchange rates; and
(iii)all resulting exchange differences are recognized in other comprehensive loss, under “Foreign currency translation adjustment.”

Monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical exchange rates. Exchange gains and losses resulting from remeasurement adjustments are recorded within general and administration costs in the consolidated statements of operations.

Foreign currency exchange rates
The following exchange rates have been used for the translation of the financial statements of ADCT UK, the functional currency of which is the British pound:

	Year ended December 31,
	2024	2023
US $ / GBP
Closing rate, GBP 1	1.2536	1.2731
Weighted average exchange rate, GBP 1	1.2743	1.2431
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
Accounts receivable

Trade accounts receivable represent amounts due from customers from product sales and are stated net of customer sales allowances for chargebacks, product returns and estimated credit losses. The Company’s payment terms range from 30 to 90 days. When determining customer allowances for estimated credit losses, the Company analyzes accounts that are past due, the creditworthiness of its customers, current economic conditions and, when sufficient historical data becomes available, actual credit losses incurred by the Company. As of December 31, 2024, and 2023, the Company did not record an allowance for expected credit losses as it was considered immaterial.

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
Depreciation is calculated using the straight-line method to reduce the cost of each asset to its residual value over its estimated useful life, as follows:

Leasehold improvements	2 to 10 years
Laboratory equipment	5 years
Office equipment	5 years
Hardware and computer software	3 years
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
Long-lived assets

Long-lived assets by geographic area are as follows:

(in thousands)
Country	December 31, 2024	December 31, 2023
Switzerland	$1,460	$1,364
United Kingdom	12,133	13,707
United States	997	1,773
	$14,590	$16,844

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2024 and 2023, there were no material impairments of the value of long-lived assets.

Loans

Loans are initially recognized at fair value, net of transaction costs incurred. Loans are subsequently measured at amortized cost using an effective interest rate (“EIR”). Loans are presented as a financial liability in the consolidated balance sheets. Debt is classified as a current liability when due within 12 months after the end of the reporting period. The remainder of the amount is presented as a long-term liability.

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

The liability recognized in the consolidated balance sheets in respect of defined benefit pension plans is the present value of the defined benefit obligation at the end of the reporting period less the fair value of plan assets. The defined benefit obligation is calculated annually by a third party using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high-quality corporate bonds that are denominated in the currency in which the benefits will be paid, and that have terms to maturity that approximate the terms of the related pension obligation.
The current service cost of the defined benefit plan is recognized in the consolidated statements of operations in employee benefit expenses, except where included in the cost of an asset, and reflects the increase in the defined benefit obligation resulting from employee service in the current year.
Past service costs, resulting from a plan amendment or curtailment, are recognized in Other comprehensive (loss) income and amortized to the consolidated statements of operations and comprehensive loss over the average remaining service period of active employees.

The net interest cost is calculated by applying the discount rate to the net balance of the present value of the defined benefit obligation and the fair value of plan assets. This cost is included in employee benefit expenses within research and development and general and administrative expenses in the consolidated statements of operations.
Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in Other comprehensive (loss) income in the period in which they arise and amortized to the consolidated statements of operations and comprehensive loss in subsequent periods using the corridor approach.
For defined contribution plans, the company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Once the contributions have been paid, the company has no further payment obligations. The contributions are recognized as employee benefit expenses in the consolidated statements of operations. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in the future payments is available.
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

The total expense is recognized over the offering period, which is the period over which all of the specified vesting conditions are to be satisfied. Participants that voluntarily withdraw from the plan are accounted for as a cancellation and total share-based compensation is recorded in the period in which the participant withdraws. Terminations are accounted for as forfeitures and any share-based compensation expense is reversed in the period the participant terminates. Accumulated payroll deductions are recorded within Accrued expenses in other current liabilities until the shares are purchased by the participant at the end of the offering period.

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

Product revenue

The Company generates revenue from sales of ZYNLONTA in the U.S. for the treatment of relapsed or refractory DLBCL. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts.

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

The Company began estimating and recording a provision for the discarded drug rebate as a GTN sales adjustment beginning in the first quarter of 2023. The significant assumptions used to estimate the discarded drug rebate include legal interpretations of applicable laws and regulations, historical experience with discarded volumes and time lags in the processing of claims and invoicing from CMS. Management uses a number of factors to estimate the discarded drug rebate, including information from external sources to identify the Company’s discarded volumes and information from CMS on discarded volumes.

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

In determining the transaction prices for licenses of intellectual property only or when a license of intellectual property is the predominant item, both sales milestones and royalties are excluded from the variable consideration guidance and recognized at the later of when the subsequent sales transaction occurs, or the satisfaction or partial satisfaction of the performance obligation to which some or all of the royalty has been allocated.

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
Research and Development (“R&D”) expenses

R&D costs are expensed as incurred, and consist of salaries and benefits of employees, share-based compensation costs, fees paid to CROs and CMOs, upfront fees and achieved milestone payments associated with R&D collaboration arrangements, supplies, facilities costs and allocated overhead expenditures. Clinical study and certain research costs are recognized over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its R&D efforts. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary, and will be assessed each period and adjusted as required to reflect amounts actually incurred. Research and development costs are presented net of reimbursements from development partners.
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
Diluted loss per share adjusts the shares used in the determination of basic loss per share to take into account potentially dilutive common shares, if applicable, and the weighted average number of ordinary shares that would have been outstanding assuming the conversion of all potentially dilutive common shares (share option plans, employee stock purchase plan and outstanding warrants). The Company has incurred a loss for the years ended December 31, 2024 and 2023 and therefore potentially dilutive common shares have been excluded from the calculation of diluted loss per share because the effect would be anti-dilutive.

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

Reclassification

During 2024, amounts previously presented on the consolidated balance sheets as "Prepaid expenses and other current assets" are now presented individually as "Prepaid expenses" and "Other current assets". Prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

New accounting pronouncements which have been adopted

We adopted FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for fiscal years beginning in January 2024, which requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (“CODM”), including public entities with a single reportable segment. Adoption of this standard did not have a material impact on our financial results, but resulted in enhanced disclosures as included in Note 20, “Segment Reporting..”

Issued but not yet adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses Disclosure. The ASU requires disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s interim and annual financial statements. ASU 2023-09 is effective for fiscal years beginning in January 2027 and interim periods beginning January 2028, with early adoption permitted. Adoption may be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.

3.Fair value measurements

The carrying amount of Cash and cash equivalents, Accounts Receivable, net and Accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan and deferred royalty financing obligation. The carrying value of our senior secured term loan approximates fair value as these borrowings are based on variable market rates. The fair value of our deferred royalty obligation was $312.0 million and $272.9 million as of December 31, 2024 and 2023, respectively, and is based on our current estimates of future royalties expected to be paid over the estimated life of the royalty purchase agreement which are level 3 inputs.

The Deerfield warrants, which are measured at fair value on a recurring basis, were as follows for the years ended December 31, 2024 and 2023:

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2024:
Deerfield warrant obligation	$—	$—	$—	$—
Total	$—	$—	$—	$—

(in thousands)	Total	Quoted prices in active markets for identical assets and liabilities (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023:
Deerfield warrant obligation	$296	$—	$296	$—
Total	$296	$—	$296	$—

Fair values must be estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in Note 11, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of December 31, 2024 and December 31, 2023 inventory consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Work in progress	$18,338	$16,095
Finished goods	49	82
Total inventory, net	$18,387	$16,177
Inventory write-downs of $1,518 and $1,608 were recognized and charged to cost of product sales in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.
5.Property and equipment
Property and equipment as of December 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$3,873	$3,953
Laboratory equipment	4,415	3,652
Office equipment	970	1,119
Hardware and computer software	1,137	1,173
	10,395	9,897
Less: accumulated depreciation	(5,320)	(4,275)
Property and equipment, net	$5,075	$5,622

Depreciation expense for the years ended December 31, 2024 and 2023 was $1,334 and $1,187, respectively.
6.Leases

The Company leases space for its corporate offices and research and development facilities under non-cancellable operating leases.

During the third quarter of 2024, the Company modified the terms of its existing lease for its office in New Jersey, USA. The existing lease contract was scheduled to expire on November 30, 2024, including an extension option for three additional years, which at inception, the Company believed was reasonably likely to be exercised. The Company extended the term by seven months commencing on December 1, 2024 and removed the three-year extension option. Accordingly, the Company remeasured its lease liability and adjusted its right-of-use asset based on the revised lease term.

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

Non-cash operating lease ROU assets obtained in exchange for operating lease obligations were $0.6 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively.
Lease costs for the years ended December 31, 2024 and 2023 are $1,942 and $2,080, respectively.

Maturities of lease liabilities are as follows:

Year ending December 31, 2025	$1,780
Year ending December 31, 2026	1,681
Year ending December 31, 2027	1,718
Year ending December 31, 2028	1,758
Year ending December 31, 2029	1,799
Thereafter	2,096
Total lease payments	10,832
Less: imputed interest	1,466
Present value of lease liabilities	$9,366

Other supplemental information related to leases is summarized below:

	As of December 31,
	2024	2023
Weighted average remaining lease term (years)	6.3	7.1

Weighted average discount rate	4.6%	4.4%

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
The table below provides a rollforward of the Company’s interest in Overland ADCT BioPharma as of December 31, 2024 and 2023.

(in thousands)
Interest in joint venture
January 1, 2023	$7,613
Share of comprehensive loss in joint venture	(5,966)
December 31, 2023	1,647
Share of comprehensive loss in joint venture	(1,647)
December 31, 2024	$—
The Company recognized the proportionate share of Overland ADCT BioPharma’s net loss up to the investment carrying amount. The equity method investment in Overland ADCT Biopharma was reduced to zero during the year ended December 31, 2024 and no further losses will be recorded in the Company's consolidated financial statements as the Company has not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture. The Company will begin recognizing its share of net income only when it is greater than the cumulative net losses not recognized during the period the equity method was suspended.
8.Income taxes
For the years ended December 31, 2024 and 2023, loss before taxes consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023
US operations	$(44,722)	$(7,888)
Swiss and other jurisdictions	(111,414)	(187,531)
Total	$(156,136)	$(195,419)
Income tax expense (benefit) attributable to income consists of:

(in thousands)	Current	Deferred
Year ended December 31, 2024:
US federal and state	$314	$—
Swiss and other jurisdictions	(148)	—
Total	$166	$—

Year ended December 31, 2023:
US federal and state	$1,479	$37,104
Swiss and other jurisdictions	523	—
Total	$2,002	$37,104

Tax Rate Reconciliation

Income tax expense attributable to income was $166 and $39,106 for the years ended December 31, 2024 and 2023, respectively. The increase in pre-tax book loss in the U.S. is due to internal transfer pricing restructuring started in October 2023. The income tax expense differed from the amounts computed by applying the Swiss income tax rate of 13.66% for both periods to pretax income from continuing operations as a result of the following:

	For the years ended December 31,
(in thousands)	2024	2023
Loss before income taxes	$(156,136)	$(195,419)

Rate reconciliation:
Computed “expected” tax benefit	(21,328)	(26,694)
Increase (reduction) in income taxes resulting from:
Differences in overseas taxation rates	(2,991)	(343)
US, state and local income taxes, net of federal income tax benefit	(1,453)	(1,022)
US Research & development tax credit	(7,524)	(5,800)
Stock compensation	692	2,858
Re-assessments of prior year estimates	(1,111)	(4,745)
Non-deductible expenses	1,446	1,576
Change in valuation allowance	16,779	66,989
Expired net operating loss carryforward(1)	14,839	5,638
Other(1)	817	649
Income tax expense	$166	$39,106
(1) For the year ended December 31, 2023 Expired net operating loss carryforward was included in Other. The prior period has been recast to conform to the current period presentation.

In the table above, the Company used ADCT SA’s statutory tax rate as the starting point for the reconciliation since it is the parent entity of the business. The rate reconciliation begins with the blended Swiss Federal and Canton tax rate, rather than solely the Swiss Federal rate, as it more accurately reflects the statutory tax obligations applicable to the Company. Given the structure of the Swiss tax system, where both federal and canton tax components contribute significantly to the overall tax rate, using a blended rate provides a more meaningful basis for reconciliation to the effective tax rate. Effective tax rate varies from the statutory tax rate primarily due to valuation allowance recorded in the current losses in Switzerland and U.S. deferred tax assets.

Deferred Tax Assets

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2024 and 2023 is as follows:

	Year ended December 31,
(in thousands)	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$149,925	$162,877
Federal R&D credit (US)	28,999	21,606
State R&D credits (US)	6,310	6,417
Share-based compensation	14,880	14,873
Capitalized research and development	13,958	2,546
Accrued Rebate Reserve	1,880	1,843
Other deferred tax assets	5,796	3,326
Total gross deferred tax assets	221,748	213,488
Less: Valuation allowance	(219,836)	(212,156)
Net deferred tax assets	$1,912	$1,332
Deferred tax liabilities:
Interest in joint venture	—	(225)
Other deferred tax liabilities	(1,912)	(1,107)
Total gross deferred tax liabilities	(1,912)	(1,332)
Net deferred tax liability	$(1,912)	$(1,332)
Total deferred tax	$—	$—

The valuation allowance at December 31, 2024 was primarily related to Swiss NOL, Federal R&D and Orphan Drug credits, Capitalized Research & Development, and Share Based Compensation that, in the judgment of management, may not be realized. The valuation allowance increased by $7.7 million in 2024. The change in valuation allowance from 2023 was related to increases in U.S. capitalized R&D, share-based compensation, orphan drug credit deferred tax assets and Swiss NOL. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate significant future taxable income prior to the expiration of R&D credit carryforwards in 2044.

At December 31, 2024, the Company has R&D credit for federal and state income tax purposes of $35.3 million which are available to offset partial future federal taxable income, if any, through 2044. The Company has not recognized the entire R&D carryforward due to the reasons stated above.

At December 31, 2024, the Company has Swiss Net Operating Loss Carryforwards of $1,059 million, with expiration dates ranging from 2025 to 2031. The Company has not recognized deferred tax assets on these NOLs due to the reasons stated above.

Uncertain Tax Positions

The Company recorded uncertain tax positions without interest and penalties of $7.5 million and $6.6 million as of December 31, 2024 and 2023, respectively. The increase of uncertain tax positions from tax year 2023 is related to current year positions. The uncertain tax position is recorded in the deduction of deferred tax assets.

(in thousands)	December 31, 2024	December 31, 2023
Balance at January 1,	$6,617	$5,184
Decreases related to prior year tax positions	(1)	—
Increase related to current year tax positions	1,314	1,463
Lapse of statute of limitations	(420)	(30)
Balance at December 31,	$7,510	$6,617

The Company files income tax returns in Switzerland, United States, and United Kingdom. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2024:

Tax Year
United States - Federal	2021-2024
United States - States	2020-2024
Switzerland	2018-2024

9.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued R&D costs	$20,523	$24,902
Accrued payroll and benefits	13,600	12,693
Gross-to-net sales adjustments, short-term	15,697	1,543
Operating lease liabilities, short-term	1,371	1,467
Other	11,249	11,496
	$62,440	$52,101

10.Senior secured term loan facility and warrants
On August 15, 2022, the Company, ADCT UK and ADCT America entered into the Loan Agreement, pursuant to which the Company could borrow up to $175.0 million principal amount of secured term loans, including (i) a First Tranche and (ii) Future Tranches. On August 15, 2022, the Company borrowed $120.0 million principal amount of term loans under the Loan Agreement. The secured term loans mature on August 15, 2029 and accrue interest at an annual rate of secured overnight financing rate (SOFR) plus 7.50% per annum (with respect to SOFR loans) or a base rate plus 6.50% per annum (with respect to alternative base rate ("ABR") loans) for the first five years of the term loans, and thereafter, at an annual rate of SOFR plus 9.25% (with respect to SOFR loans) or a base rate plus 8.25% (with respect to ABR loans), in each case subject to a 1.00% per annum SOFR floor. The secured term loans require the payment of interest only through June 30, 2026 and quarterly payments of principal, interest and exit fees thereafter until the maturity date of August 15, 2029. The Company has the option to elect for the loans to be either a SOFR loan or ABR loan and has elected the First Tranche of the secured term loan to be a SOFR loan. Interest is paid on the last business day of each quarter.
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

The warrants are freestanding financial instruments that are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, these warrants were recognized in equity and accounted for as a component of additional paid-in capital at the time of issuance.

The proceeds received were allocated to the loan, the warrants and the common shares based on the relative fair value method, resulting in a discount on the loan. The loan was recorded at $116.0 million on August 15, 2022. The loan is subsequently measured at its amortized cost. See further illustration of the allocation of proceeds in the table below:

(in thousands)	Common shares	Warrants	Loan	Total
Proceeds received	$6,250	$—	$120,000	$126,250
Allocation of proceeds	$6,250	$3,957	$116,043	$126,250

Transaction costs were allocated to the loan, the warrants and the common shares based on the relative fair value method. Transaction costs associated to the warrants and common shares have been deducted from the respective instrument in equity, while transaction costs associated to the loan have been deducted from the loan and amortized using the effective interest method over the expected life of the loan. See further illustration of the allocation of transaction costs in table below:

(in thousands)	Common shares	Warrants	Loan	Total
Allocation of proceeds	$6,250	$3,957	$116,043	$126,250
Transaction costs	$(120)	$(244)	(7,187)	$(7,551)
			$108,856

As illustrated in the table above, the transaction costs of the loan (net of the transaction costs allocated to the warrant and common shares) were deducted from the loan to determine the carrying value as of August 15, 2022. The implied EIR that would be needed to increase the book value of the loan to cover all future expected outflows, taking into account the deduction of transaction costs from the initial loan balance, and based on a 360-day year for a SOFR loan, was computed at inception at 14.99%. Given the interest rate in the senior secured term loans is variable and dependent upon market factors, the Company will update the EIR at the end of each reporting period for changes in the rate. For the years ended December 31, 2024 and December 31, 2023, the Company recorded interest expense on the senior secured term loan in the amount of $16.6 million and $18.4 million, respectively, which was recorded in interest expense in the consolidated statements of operations. The EIR at December 31, 2024 was 16.12%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the years ended December 31, 2024 and December 31, 2023:

	Year ended December 31,
	2024	2023
Contractual interest expense	$15,700	$15,382
Amortization of debt discount	902	3,016
Total	$16,602	$18,398

The amount at which the senior secured term loan is presented as a liability in the consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $113.6 million and $112.7 million as of December 31, 2024 and 2023, respectively.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2025	$—
2026	3,090
2027	9,330
2028	12,480
2029	99,840
Total	$124,740

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

These warrants have been recognized as a warrant obligation and presented in the consolidated balance sheets as a liability given the warrants may be settled through a cash or cashless exercise by the warrant holder. The liability was initially measured at fair value and was determined to approximate the fair value of the existing embedded conversion option features immediately prior to the consummation of the Exchange Agreement as the terms of the warrants are reflective of the terms of the embedded conversion option features of the Deerfield Facility Agreement prior to the Exchange Agreement. As such, the warrant obligation was recorded at an initial fair value of $12,297 on August 15, 2022. Subsequent to issuance, the warrant obligation is remeasured to fair value at the end of each reporting period. Changes in the fair value (gains or losses) of the warrant obligation at the end of each period are recorded in the consolidated statements of operations.

During the year ended December 31, 2024 and December 31, 2023, the Company recognized income of $296 and $497, respectively, as a result of changes in the fair value of the warrant obligation. The fair value of the warrant obligation as of December 31, 2024 and December 31, 2023 was $0 and $296, respectively. The decreases in fair value of the warrant obligation from December 31, 2023 to December 31, 2024 was primarily due to decreases in the expected term and expected volatility during the period. These amounts were recorded to Other, net in the consolidated statements of operations. See Note 17, "Other income (expense)" for further information.

The Company calculated the fair value of the Deerfield warrant obligation, using the Black-Scholes option-pricing model. Key inputs for the valuation of the warrant obligation as of December 31, 2024 and December 31, 2023 were as follows:

	As of	As of
	December 31, 2024	December 31, 2023
Exercise price in $	24.70 and 28.07	24.70 and 28.07
Share price in $	1.99	1.66
Risk-free interest rate	4.3%	4.6%
Expected volatility	83%	116%
Expected term (years)	0.39 years	1.39 years
Dividend yield	—	—
Black-Scholes value in $	nil and nil	0.07 and 0.06

12.Deferred royalty obligation
On August 25, 2021, the Company entered into a royalty purchase agreement with certain entities managed by HCR for up to $325.0 million. Under the terms of the agreement, the Company received gross proceeds of $225.0 million upon closing (the “First Investment Amount”) and received an additional $75.0 million during the year ended December 31, 2023 upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country (the “Second Investment Amount”) and together with the First Investment Amount, the “Investment Amount”). Under the agreement, the Company is obligated to pay to HCR (i) a 7% royalty on the worldwide (excluding China, Hong Kong, Macau, Taiwan, Singapore and South Korea) net sales of ZYNLONTA and any product that contains ZYNLONTA and on any upfront or milestone payments the Company receives from licenses that it grants to commercialize ZYNLONTA or any product that contains ZYNLONTA in any region other than China,

Hong Kong, Macau, Taiwan, Singapore and South Korea, (ii) a 7% royalty on the worldwide net sales of Cami and any product that contains Cami and on any upfront or milestone payments the Company receives from licenses that it grants to commercialize Cami or any product that contains Cami in the United States and Europe, and (iii) outside the United States and Europe, a 7% share of any upfront or milestone payments derived from licenses that the Company grants to commercialize Cami or any product that contains Cami and, in lieu of the royalty on net sales under such licenses, a mid-teen percentage share of the net royalty the Company receives from such licenses. These royalty rates are subject to potential upward adjustment, up to a maximum of 10%, based on performance tests in 2026 and 2027. The 7% royalty rates described above are subject to adjustment to a potential high-single-digit percentage royalty rate after September 30, 2026 and/or a 10% royalty rate after September 30, 2027, if the aggregate net sales and license revenue subject to royalty obligations in the preceding twelve months do not exceed certain mid-nine-digit milestones by such dates. The Company’s aggregate royalty obligations are capped at 2.50 times the amount paid by HCR under the agreement ($750.0 million as of December 31, 2024 and December 31, 2023), or at 2.25 times the amount paid by HCR under the agreement ($675.0 million as of December 31, 2024 and December 31, 2023) if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029 (the “Royalty Cap”). Once the Royalty Cap is reached, the royalty purchase agreement will terminate.
Upon the occurrence of a change in control event, the Company is obligated to pay HCR an amount equal to the Royalty Cap, less any amounts the Company previously paid to HCR. If the change in control event occurs prior to the 36-month anniversary of the closing of the royalty purchase agreement, the Company is obligated to pay HCR an amount equal to 2.0 times the amount paid by HCR, less any amounts the Company previously paid to HCR pursuant to the agreement ($574.7 million and $600.0 million as of December 31, 2024 and $580.1 million and $600.0 million as of December 31, 2023). In addition, the Company retains the right, at any time after the 27-month anniversary of the closing of the royalty purchase agreement, to terminate the remaining royalty obligations under the agreement by paying HCR an amount equal to the Royalty Cap, less any amounts the Company previously paid to HCR pursuant to the agreement (such amount, the “Buyout Amount”), provided that HCR may instead elect to receive 50% of the Buyout Amount and continue to receive 50% of the royalty payments under the agreement but with the Royalty Cap reduced to reflect the Company’s payment of 50% of the Buyout Amount. During the year ended December 31, 2021, the Company received gross proceeds of $225.0 million before deducting transaction costs of $7.0 million, all of which were paid during 2021, which resulted in net proceeds of $218.0 million. During the year ended December 31, 2023 the Company received an additional $75.0 million upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country, which resulted in net proceeds of $73.1 million, net of transaction costs of $1.9 million.
The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Liability balance at January 1, 2023	$222,277
Plus: Additional proceeds from the sale of future royalties	75,000
Less: Transaction costs	1,898
Less: royalty payments	8,709
Plus: interest expense	27,915
Less: cumulative catch-up adjustment, Other, net	4,972
Liability balance at December 31, 2023	309,613
Less: royalty payments	5,384
Plus: interest expense	33,608
Less: cumulative catch-up adjustment, Other, net	11,178
Liability balance at December 31, 2024	$326,659

The Company evaluated the terms of the royalty purchase agreement and concluded that the features of the investment amount are similar to those of a debt instrument. Accordingly, the Company recorded a liability relating to the initial gross proceeds received as debt less transaction costs in August 2021, and increased the liability in June 2023 for the eligible amount received as debt upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country less transaction costs. The Company accounts for the value of the debt at amortized cost. The amounts received by the Company will be accreted to the total estimated amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which will be recognized as interest expense recorded in Interest expense within the Company’s consolidated statements of operations. The carrying value of the debt will decrease for royalty payments made to HCR based on actual net sales and licensing revenue. The Company must periodically assess the expected payments to HCR based on its underlying revenue projections and to the extent the amount or timing of such payments is materially different than its initial estimates will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in earnings as an adjustment to Other, net in the period in which the change in estimate occurred. The debt is classified as short-term and long-term which are recorded within Other current liabilities and Deferred royalty obligation, long-term, respectively, within the Company’s consolidated balance sheets.

To determine the accretion of the liability related to the deferred royalty obligation, the Company is required to estimate the total amount of future royalty payments and estimated timing of such payment to HCR based on the Company's revenue projections. Management uses a third party valuation firm to assist in determining the total amount of future royalty payments and estimated timing of such payment to HCR using an option pricing Monte Carlo simulation model. The amount ultimately received by the Company is accreted to the total amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which is recorded as interest expense over the life of the royalty purchase agreement. The initial estimate of this total interest expense resulted in an EIR of 10%. As royalty payments are made to HCR, the balance of the debt obligation is effectively repaid over the life of the royalty purchase agreement. During the year ended December 31, 2024 and December 31, 2023, the Company made royalty payments to HCR of $5,384 and $8,709, respectively.
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
The Company recorded a total cumulative catch-up adjustment of $11.2 million and $5.0 million recorded in Other, net for the years ended December 31, 2024 and 2023, respectively. The total cumulative catch-up adjustments were based on revised revenue forecasts used in the valuation models, which revisions were primarily attributable to updates made for the Company’s long range plans, including updated development plans, actual revenue results and the transaction costs related to the eligible amount received in June 2023. Under the cumulative catch-up method, the EIR is not revised when actual or estimated net sales differ from those estimated as of the inception of the debt obligation. Instead, the carrying amount of the debt obligation is adjusted to an amount equal to the present value of the estimated remaining future payments, discounted by using the original EIR, 10%, as of the date on which the estimate changes.
13.Pension and post-retirement benefit obligations
Defined contribution plans

For U.S. employees the Company maintains a defined contribution plan under section 401(k) of the Internal Revenue Code, whereby the Company provides a matching contribution of each employee’s eligible compensation. Total Company matching contributions to this plan were $2.1 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.

Employees of the UK subsidiary are covered by local defined contribution plans. Pension costs for these plans are charged to the consolidated statements of operations when incurred and were $278 and $280 for the years ended December 31, 2024 and 2023, respectively.

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
In 2024, the guaranteed interest to be credited to employees' savings was 1.25% for mandatory retirement savings and 0.50% for supplementary retirement savings. The rate for converting mandatory savings to an annuity at age 65 for male employees will decrease from 5.9% in 2024 to 5.65% in 2025 and 5.40% in 2026 and for female employees age 65 will decrease from 6.0294% in 2024 to 5.8111% in 2025 and 5.5671% in 2026. The rate for converting supplementary savings to an annuity remains at 4.4855% from 2024 to 2025 for male age 65 and 4.6744% for female employees age 65 from 2024 to 2025.
The Swiss defined benefit plan scheme is valued by third-party actuaries every year using the projected unit credit method. The latest actuarial valuation was carried out as at December 31, 2024.

The movements in the projected benefit obligation and plan assets for the years ended December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Projected benefit obligation:
January 1,	$(11,101)	$(12,685)
Current service cost	(614)	(736)
Interest cost	(118)	(254)
Actuarial losses (gains) & change in financial assumptions	(973)	(1,445)
Benefit payments (credits)	(1,195)	99
Employer contributions	(321)	(421)
Settlement and curtailment	3,177	5,482
Plan amendment	31	33
Currency exchange difference	778	(1,174)
December 31,	$(10,336)	$(11,101)

Fair value of plan assets:
January 1,	$9,909	$12,640
Actual return on plan assets	174	58
Employer contributions	627	700
Employee contributions	321	421
Benefit payments (credits)	1,195	(100)
Settlement	(3,177)	(5,201)
Currency exchange difference	(680)	1,391
December 31,	$8,369	$9,909

Defined benefit pension liability	$(1,967)	$(1,192)

The defined benefit pension liability is recorded in Other long-term liabilities on the Company’s consolidated balance sheets. The present value of the defined benefit obligation related to 25 active employees based in Switzerland (2023: 24 active employees).

The net periodic benefit cost for the years ended December 31, 2024 and 2023 is as follows:

(in thousands)	2024	2023
Net periodic benefit cost:
Service cost	$(614)	$(736)
Interest cost	(118)	(254)
Expected return on plan assets	182	298
Settlement loss	(70)	—
Amortization of prior service cost	165	160
Amortization due to settlement and benefit payments	—	79
Amortization of prior service cost due to reduction in service years	—	244
Net periodic benefit cost	$(455)	$(209)

The components of net periodic benefit cost are included in operating expense on the consolidated statements of operations.
The principal actuarial assumptions used for accounting purposes are as follows for the years ending December 31, respectively:

	2024	2023
Discount rate	0.95%	1.45%
Interest credited on savings accounts	1.25%	1.45%
Future salary increases	1.50%	1.50%
Future pension increases	0.00%	0.00%
Expected rate of return	3.03%	2.56%
Expected employer contributions for 2025 to the defined benefit plan for the year ending December 31, 2024 amounts to $675.
The weighted average duration of the defined benefit obligation is 18.7 years (2023: 18.0 years).

Estimated benefit payments for the next ten years are as follows:

(in thousands)
2025	$444
2026	459
2027	478
2028	474
2029	501
2030-2034	2,246
Total expected benefit payments	$4,602
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

Comprehensive (loss) income
The movements in “Other comprehensive (loss) income” are as follows:

(in thousands)	2024	2023
January 1,	$325	$2,179
Net gains	(910)	(1,483)
Prior service cost	(134)	(371)
Remeasurement of Defined Benefit Pension Liability	(1,044)	(1,854)
December 31,	$(719)	$325
Prior service cost for the years ended December 31, 2024 and 2023 includes a credit of $31 and $33, respectively, related to plan amendments.
14.Commitments and contingencies

Manufacturing Commitments

As of December 31, 2024, the Company has non-cancelable obligations under third party manufacturing agreements related to the supply of ZYNLONTA and the Company’s product candidates totaling $3.1 million, which will be paid in 2025.
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
15.Shareholders’ equity
Capital Range

The Board of Directors is authorized to increase or decrease the share capital at any time until November 11, 2029, by a maximum amount of CHF 12,106,664 (upper limit) and 8,128,510 (lower limit), by, among other things, issuing or cancelling common shares, fully paid up, with a par value of CHF 0.08 each. An increase of the share capital in partial amounts is permissible.
Conditional Share Capital

Conditional Share Capital for Financing Acquisitions and Other Purposes

The Company’s nominal share capital may be increased, including to prevent takeovers and changes in control, by a maximum aggregate amount of CHF 3,042,154 through the issuance of not more than 38,026,929 common shares, which would have to be fully paid-in, each with a par value of CHF 0.08 per share, by the exercise of option and conversion rights granted in connection with warrants, convertible bonds or similar instruments of the Company or one of its subsidiaries. Shareholders will not have pre-emptive subscription rights in such circumstances, but may have advance subscription rights to subscribe for such warrants, convertible bonds or similar instruments. The holders of warrants, convertible bonds or similar instruments are entitled to the new shares upon the occurrence of the applicable conversion feature.

Conditional Share Capital for Equity Incentive Plans

The Company’s nominal share capital may, to the exclusion of the pre-emptive subscription rights and advance subscription rights of shareholders, be increased by a maximum aggregate amount of CHF 763,799 through the issuance of not more than 9,547,482 common shares, which would have to be fully paid-in, each with a par value of CHF 0.08 per share, by the exercise of options, other rights to receive shares or conversion rights that have been granted to employees, members of the board of directors, contractors or consultants of the Company or of one of its subsidiaries or other persons providing services to the Company or to a subsidiary through one or more equity incentive plans created by the board of directors.

2024 Equity Offering

In May 2024, the Company completed an underwritten offering of equity securities in which 13,411,912 of the Company’s common shares were sold to public investors at a price of $4.90 per share and pre-funded warrants (the“2024 Pre-Funded Warrants”) to purchase 8,163,265 of the Company’s common shares were sold to public investors at a price of $4.81 per pre-funded warrant, which equals the per share 2024 Equity Offering price, less the CHF 0.08 exercise price for each pre-funded warrant (collectively, the “2024 Equity Offering”). Gross proceeds from the 2024 Equity Offering were approximately $105.0 million, and, after giving effect to $7.6 million of transaction costs related to the offering, net proceeds were approximately $97.4 million.

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

The common shares for the underwritten offering of equity securities were (i) issued in part from the Company’s capital range and (ii) in part sourced from treasury shares. The common shares were recorded as $60.5 million to equity for the issuance of the common shares, net of transaction costs accrued and paid, and an increase in cash and cash equivalents.

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

2024 at-the-market offering program

In August 2024, we filed a prospectus relating to an at-the-market offering program, pursuant to which we may offer and sell our common shares from time to time with an aggregate offering price of $100.0 million through Jefferies LLC acting as sales agent. For the year ended December 31, 2024, we did not sell any shares under the program.

16.Revenue
The table below provides a disaggregation of revenues by type and customer location for the years ended December 31, 2024 and December 31, 2023:

(in thousands)	2024	2023
Types of goods and services
Product revenue, net	$69,280	$69,060
Royalties	1,557	498
Total revenue	$70,837	$69,558

Customer Location
U.S.	$69,280	$69,060
EMEA(1)	1,557	498
Total revenue	$70,837	$69,558

(1) Europe, the Middle East and Africa

Product revenue, net
The table below provides a rollforward of the Company’s accruals related to the GTN sales adjustments for the years ended December 31, 2024 and December 31, 2023.

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of December 31, 2022	$—	$3,746	$3,746
GTN accruals for current period	7,391	17,163	24,554
Prior period adjustments	—	(1,028)	(1,028)
Credits, payments and reclassifications	—	(15,935)	(15,935)
Balance as of December 31, 2023	$7,391	$3,946	$11,337
GTN accruals for current period	7,756	16,218	23,974
Prior period adjustments	(44)	(1,971)	(2,015)
Credits, payments and reclassifications	—	(15,807)	(15,807)
Balance as of December 31, 2024	$15,103	$2,386	$17,489
The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
Accounts receivable, net	$1,792	$2,403
Other current and non-current liabilities	15,697	8,934
	$17,489	$11,337

Customers from which we derive more than 10% of our total product revenues are as follows:

	Years ended December 31,
	2024	2023
McKesson	41.0%	40.0%
AmerisourceBergen Corporation(1)	35.0%	38.0%
Cardinal Health	24.0%	22.0%
(1) AmerisourceBergen also operates under the name Cencora
17.Other income (expense)

Interest Income
Interest income includes interest received from banks on our cash balances. Interest income was $12.3 million and $10.5 million for the years ended December 31, 2024 and December 31, 2023, respectively.
Interest Expense

The components of Interest expense for the years ended December 31, 2024 and December 31, 2023 are as follows:

(in thousands)	2024	2023
Deferred royalty obligation interest expense	$33,608	$27,915
Effective interest expense on senior secured term loan facility	16,602	18,398
Other interest expense	1	12
Interest expense	$50,211	$46,325

Other, net

The components of other, net for the years ended December 31, 2024 and December 31, 2023 are as follows:

(in thousands)	2024	2023
Cumulative catch-up adjustment, deferred royalty obligation	$11,178	$4,972
Deerfield warrant obligation, change in fair value income	296	497
Exchange differences loss	(80)	(52)
R&D tax credit	1,063	935
Other, net	$12,457	$6,352
Cumulative catch-up adjustment, deferred royalty obligation
We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation.

18.Share-based compensation

The Company has adopted various share-based compensation plans. Under these plans the Company may at its discretion grant to the plan participants, such as directors, certain employees, and service providers awards in the form of restricted shares and restricted share units (“RSUs”), share options, share appreciation rights, performance awards and other share-based awards. The 2019 Equity Incentive Plan was adopted in November 2019 while the Conditional Share Capital Plan and the Inducement Plan were adopted in December 2023.
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 17,741,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of December 31, 2024, the Company has 4,330,311 common shares available for the future issuance of share-based equity awards.

As of December 31, 2024 and 2023, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $160,945 and $157,906. The amounts of expense for all awards recognized for services received during the years ended December 31, 2024 and December 31, 2023 were $3,039 and $13,123, respectively.

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On December 6, 2023, the Company issued its 2024 annual equity award under the Conditional Share Capital Plan, which was approved by the Compensation Committee of the Board of Directors and by the Board of Directors for the senior management team, consisted of 5,596,166 RSUs. No share options were issued in connection with this award. Accordingly, as of December 31, 2024, the Company has 3,355,883 common shares available for the future issuance of share-based equity awards.
As of December 31, 2024 and 2023, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the consolidated balance sheets in respect of the Conditional Share Capital Plan was $2,964 and $319. The amounts of expense for all awards recognized for services received during the years ended December 31, 2024 and December 31, 2023 was $3,808 and $319.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 1,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of December 31, 2024, the Company has 357,300 common shares available for the future issuance of share-based equity awards under this plan. There were no awards issued under this plan during the year ended December 31, 2023.
As of December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the Inducement Plan was $554. The amount of expense for all awards recognized for services received during the years ended December 31, 2024 was $554.

Equity Exchange Program

On March 6, 2023, the Company commenced a tender offer with employees to exchange some or all of their eligible stock options based on a pre-determined exchange ratio for new options as detailed in our Schedule TO filed March 6, 2023 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market conditions. The Exchange Offer expired on April 3, 2023 and new options were granted on April 4, 2023. Employees holding stock options to purchase 2.2 million common shares, with exercise prices ranging from $8.12 per share to $48.77 per share, participated in the Exchange Offer, and 0.9 million new options were granted based on the exchange ratios set forth in the Exchange Offer. The new options have an exercise price of $2.06 per share, which is equal to the closing price of the Company’s common shares as reported on the NYSE on April 4, 2023. The new options include additional vesting conditions. Any previously held options that were vested at the time of exchange would become fully vested on April 4, 2024. With respect to any options held that were unvested at the time of grant, a portion of the new options will vest on the first anniversary date with additional portions vesting monthly thereafter until the new options are fully vested five years after the original grant date.

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

Share Options

Pursuant to the 2019 Equity Incentive Plan, the Conditional Share Capital Plan and Inducement Plan (the “Share-based Compensation Plans”) the Company may grant share options to its directors, certain employees and service providers working for the benefit of the Company at the time. The exercise price per share option is set by the Company at the fair market value of the underlying common shares on the date of grant, as determined by the Company, which is generally the closing share price of the Company’s common shares traded on the NYSE. The awards generally vest 25% on the first anniversary of the date of grant, and thereafter evenly on a monthly basis over the subsequent three years. The contractual term of each share option award granted is ten years. Under the grant, the options may be settled only in common shares of the Company. Therefore, the grants of share options under the 2019 Equity Incentive Plan and Inducement Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the consolidated balance sheets.
The expense recognized for services received during the years ended December 31, 2024 and December 31, 2023 is $2,129 and $6,530, respectively.

Movements in the number of awards outstanding under the Plans described above and their related weighted average strike prices are as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of January 1, 2023	$18.30	10,755,494	8.46	$—
Granted	2.20	3,900,341
Option Exchange - Granted	2.06	898,585
Forfeited	12.58	(1,668,740)
Option Exchange - Forfeited	22.55	(2,197,458)
Expired	22.09	(943,816)
Outstanding as of December 31, 2023	11.00	10,744,406	8.14	$—
Granted	3.37	1,646,400
Forfeited	9.15	(610,083)
Expired	30.84	(968,964)
Exercised	2.15	(114,471)
Outstanding as of December 31, 2024	$8.69	10,697,288	7.56	$—

Of the total awards outstanding as of December 31, 2024, there were 5,875,127 awards are vested and exercisable. As of December 31, 2024, the weighted average strike price and weighted average remaining life for vested and exercisable awards is $12.57 and 6.81 years, respectively. Awards outstanding as of December 31, 2024 have expiration dates through 2034. The weighted average grant date fair value of the awards granted during the year ended December 31, 2024 and 2023 was $2.66 and $1.53, respectively. The aggregate intrinsic value of vested and exercisable options was zero. As of December 31, 2024, the unrecognized compensation cost related to 4,822,161 unvested share options expected to vest was $8.5 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.56.
The fair values of the options were determined on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Year ended December 31, 2024	Year ended December 31, 2023
Share price, in $	1.69-4.86	0.67-5.45
Strike price, in $	1.69-4.86	0.67-5.45
Expected volatility, in %	95	75-90
Award life, in years	6.08	6.08
Expected dividends	—	—
Risk-free interest rate, in %	3.56-4.54	3.39-4.62
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

RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the consolidated balance sheets. The expense recognized for services received during the years ended December 31, 2024 and December 31, 2023 is $5,272 and 6,593, respectively. An amount of $1,163 was withheld for tax withholding obligations during the year ended December 31, 2024.

	Number of awards	Weighted average grant date fair value (in $ per share)
January 1, 2023	1,585,877	$13.26
Granted	6,575,846	1.23
Vested	(1,330,081)	10.13
Forfeited	(297,799)	7.96
December 31, 2023	6,533,843	2.03
Granted	280,000	3.16
Vested (1)	(3,021,221)	2.42
Forfeited	(686,312)	1.78
December 31, 2024	3,106,310	1.81
(1) Includes 371,524 shares withheld to cover tax withholding obligations in connection with the vesting of RSUs previously granted.
The total fair value of RSU awards vested (as measured on the date of vesting) during the years ended December 31, 2024 and December 31, 2023 was $10.0 million and $3.1 million, respectively.
Employee Stock Purchase Plan

In June 2022, the Company adopted the 2022 Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase designated shares of the Company's common shares at a discount, over a series of offering periods through accumulated payroll deductions. The Company generally offers the ESPP to employees twice a year with each having a six-month offering period. The first offering period is generally from January 1st through June 30th and the second offering period is from July 1st through December 31st. The grant date is the first day of each offering period.
The expense recognized related to the ESPP during the years ended December 31, 2024 and December 31, 2023 is $330 and $372, respectively.
19.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2024	2023
Net loss	$(157,846)	$(240,053)
Weighted average number of shares outstanding	97,159,966	81,712,166
Basic and diluted loss per share	$(1.62)	$(2.94)
For the year ended December 31, 2024 and December 31, 2023, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding and also include the Pre-funded warrants issued in connection with the 2024 Equity Offering. The calculation excludes shares to be issued under the Share-based Compensation Plans, the Company’s Deerfield warrants and shares to be issued under the 2022 ESPP as the effect of including those shares would be anti-dilutive. See Note 10, “Senior secured term loan facility and warrants,” Note 11, “Deerfield warrants”, Note 15, “Shareholders’ Equity” and Note 18, “Share-based compensation,” for further information.
Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	For the Years Ended December 31,
	2024	2023
2019 Equity Incentive Plan - Share Options	10,054,588	10,744,406
Inducement Plan - Share Options	642,700	—
2019 Equity Incentive Plan - RSUs	608,961	937,677
Conditional Share Capital Plan - RSUs	2,497,349	5,596,166
Outstanding warrants	4,940,135	4,940,135
2022 ESPP	163,576	229,675
	18,907,309	22,448,059
20.Segment Reporting

The Company is managed and operated as one reportable segment, which includes all global activities related to the development and commercialization of targeted ADC cancer therapies. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its chief executive officer. The CODM uses loss from operations and consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The CODM allocates resources and plans for the long-term growth of the Company based on the Company's available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation and long-term growth decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table is the summary of the segment profit or loss information, including the significant expense categories for the years ended December 31, 2024 and 2023, respectively:

	For the Years Ended December 31,
	2024	2023
Total revenues, net	$70,837	$69,558
Significant operating expenses:
Cost of product sales	(5,949)	(2,529)
Research and development(1)	(107,712)	(123,176)
Selling and marketing(1)	(43,711)	(57,786)
General and administrative(1)	(36,388)	(38,559)
Share-based compensation	(7,731)	(13,494)
Total operating expenses	(201,491)	(235,544)
Loss from operations	(130,654)	(165,986)
Other segment items(2)	(27,192)	(74,067)
Net loss	$(157,846)	$(240,053)

(1)Excludes share-based compensation
(2)Includes Other expense, net, Income tax expense and Equity in net losses of joint venture

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by or under the supervision of the Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has determined that the Company’s internal control over financial reporting as of December 31, 2024 is effective.
Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurances that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Due to our filer status, our independent registered public accounting firm has not reported on the effectiveness of our internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2024 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements and Policies
There were no Rule 10b5-1 trading arrangements adopted or terminated by our officers or directors during the three months ended December 31, 2024.
We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, senior management and employees that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and applicable listing standards. Our Insider Trading Policy and Rule 10b5-1 Plan Policy are filed as Exhibits 19.1 and 19.2, respectively, of this Annual Report. In addition, it is our policy to comply with applicable securities laws when we engage in transactions in our securities.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual General Meeting and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual General Meeting and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual General Meeting and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual General Meeting and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual General Meeting and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
Consolidated Financial Statements
For a list of the financial statements included in this Annual Report, see Index to the Consolidated Financial Statements on page 78 of this Annual Report, incorporated by reference in response to this Item.
Consolidated Financial Statement Schedules
All financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

Exhibits

The exhibits listed below are filed with or incorporated by reference into this Annual Report.

		Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1*	Articles of Association of ADC Therapeutics SA
4.1*	Description of Securities
4.2	Registration Rights Agreement, dated August 15, 2022, between ADC Therapeutics SA and Deerfield Partners, L.P. and Deerfield Private Design Fund IV, L.P.	6-K	001-39071	99.2	August 15, 2022
4.3	Registration Rights Agreement, dated August 15, 2022, between ADC Therapeutics SA and OR Opportunistic DL (C), L.P., Owl Rock Opportunistic Master Fund II, L.P., Oaktree LSL Holdings EURRC S.à r.l., Oaktree Specialty Lending Corporation, Oaktree AZ Strategic Lending Fund, L.P., Oaktree Strategic Credit Fund, Oaktree Diversified Income Fund, Inc., and Oaktree Loan Acquisition Fund, L.P.	6-K	001-39071	99.5	August 15, 2022
4.4	Registration Rights Agreement, dated February 6, 2023, between ADC Therapeutics SA and Oaktree Fund Administration LLC, OCM Strategic Credit Investments S.à r.l., OCM Strategic Credit Investments 2 S.à.r.l., Oaktree Gilead Investment Fund AIF (Delaware), L.P., Oaktree Huntington-GCF Investment Fund (Direct Lending AIF), L.P., Oaktree Specialty Lending Corporation, and Pathway Strategic Credit Fund III, L.P.	6-K	001-39071	4.1	February 6, 2023
4.5	Letter Agreement, dated January 18, 2024 between ADC Therapeutics SA and Redmile LLC.	8-K	001-39071	10.1	January 24, 2024
10.1#	Second Amended and Restated License Agreement among ADC Products (UK) Limited, ADC Therapeutics SA and MedImmune Limited, dated May 9, 2016	F-1	333-237841	10.1	April 24, 2020
10.1.1#	Amendment #1 to the Second Amended and Restated License Agreement among ADC Products (UK) Limited, ADC Therapeutics SA and MedImmune Limited, dated September 19, 2018	F-1	333-237841	10.2	April 24, 2020
10.2#†	Share Purchase Agreement between Overland ADCT BioPharma (CY) Limited, Overland Pharmaceuticals (CY) Inc. and ADC Therapeutics SA, dated November 30, 2020	20-F	001-39071	4.4	March 18, 2021
10.3#†	Shareholders Agreement between Overland ADCT BioPharma (CY) Limited, Overland ADCT BioPharma (HK) Limited, Overland Pharmaceuticals (CY) Inc. and ADC Therapeutics SA, dated December 11, 2020	20-F	001-39071	4.5	March 18, 2021
10.4#†	License and Collaboration Agreement between ADC Therapeutics SA and Overland ADCT BioPharma (CY) Limited, dated December 11, 2020	20-F	001-39071	4.6	March 18, 2021
10.5#†	Purchase and Sale Agreement between ADC Therapeutics SA and entities managed by HealthCare Royalty Management, LLC, dated August 25, 2021	6-K	001-39071	99.1	August 26, 2021
10.6#†	License Agreement between ADC Therapeutics SA and Mitsubishi Tanabe Pharma Corporation, dated January 18, 2022	20-F	001-39071	4.15	March 17, 2022
10.7#†	License Agreement, dated July 8, 2022, between ADC Therapeutics SA and Swedish Orphan Biovitrum AB (publ)	20-F	001-39071	4.9	March 15, 2023
10.8†	Loan Agreement and Guaranty, dated August 15, 2022, among ADC Therapeutics SA, ADC Therapeutics (UK) Limited, ADC Therapeutics America, Inc., the lenders party thereto and Owl Rock Opportunistic Master Fund I, L.P., as administrative agent and collateral agent	6-K	001-39071	99.3	August 15, 2022
10.8.1†	First Amendment to the Loan Agreement and Guaranty, dated January 16, 2024, among ADC Therapeutics SA, ADC Therapeutics (UK) Limited, ADC Therapeutics America, Inc., the lenders party thereto and Blue Owl Opportunistic Master Fund I, L.P., as administrative agent and collateral agent	8-K	001-39071	10.1	January 19, 2024
10.8.2	Limited Waiver and Consent to Loan Agreement and Guaranty	10-K	001-39071	10.8.2	March 13, 2024
10.8.3	Second Limited Waiver to Loan Agreement and Guaranty	10-Q	001-39071	10.1	August 6, 2024
10.9	Form of Deerfield Warrant	6-K	001-39071	99.1	August 15, 2022
10.10	Form of Lender Warrant	6-K	001-39071	99.4	August 15, 2022
10.11	Form of Pre-Funded Warrant	8-K	0001-39071	4.1	May 8, 2024
10.12§	Form of Indemnity Agreement with directors and officers	F-1	333-237841	10.12	April 24, 2020
10.13§	2019 Equity Incentive Plan	S-8	001-39071	99.1	March 15, 2023
10.13.1§	Form of award agreement under the 2019 Equity Incentive Plan	10-K	001-39071	10.12.1	March 13, 2024
10.14§	Employee Stock Purchase Plan	S-8	333-265917	99.1	June 30, 2022
10.15§	Conditional Share Capital Plan	S-8	333-275882	99.1	December 4, 2023
10.15.1§	Form of award agreement under the Conditional Share Capital Plan	10-K	001-39071	10.14.1	March 13, 2024
10.16§	Inducement Plan	S-8	333-275882	99.2	December 4, 2023

10.17§	Annual Bonus Plan	8-K	001-39071	10.1	February 29, 2024
10.18§	Executive Employment Agreement with Ameet Mallik	10-K	001-39071	10.17	March 13, 2024
10.18.1§	Amendment to Executive Employment Agreement with Ameet Mallik	10-K	001-39071	10.18	March 13, 2024
10.18.2§	Retention Bonus Letter Agreement with Ameet Mallik	10-K	001-39071	10.19	March 13, 2024
10.19§	Employment Agreement with Jose Carmona	10-K	001-39071	10.20	March 13, 2024
10.19.1§	Retention Bonus Letter Agreement with Jose Carmona	10-K	001-39071	10.21	March 13, 2024
10.20§	Executive Employment Agreement with Mohamed Zaki	10-K	001-39071	10.22	March 13, 2024
10.21§	Employment Letter Agreement with Ron Squarer	10-K	001-39071	10.23	March 13, 2024
10.21.1§	Employment Transition Letter with Ron Squarer	10-K	001-39071	10.24	March 13, 2024
10.22§	Form of Letter Agreement for Non-Employee Directors	10-K	001-39071	10.28	March 13, 2024
19.1*	Insider Trading Policy
19.2*	Rule 10b5-1 Plan Policy
21.1*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers SA, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy	20-F	001-39071	97.1	March 17, 2022
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)
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

ADC Therapeutics SA
/s/ Ameet Mallik
Date: March 27, 2025	By:	Ameet Mallik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 27, 2025.

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