Form 10-Q
period 2025-03-31
ADC Therapeutics SA
filed 2025-05-14
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of common shares outstanding was 99,178,286 as of May 1, 2025.

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
•our ability to raise additional capital to fund our operations and execute our business plan, which will depend on financial, economic and market conditions, the number of authorized shares, and other factors, over which we may have no or limited control;
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
•our ability to continue to fund, or enter into collaborative or partnership arrangements for our early research programs, and the timing, results and future clinical outcomes of such early research programs;
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
•the size and growth potential of the markets for our products and product candidates;
•potential product liability lawsuits and product recalls for our products;
•and those identified in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), from time to time thereafter.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$194,701	$250,867
Accounts receivable, net	31,762	20,316
Inventory	17,447	18,387
Prepaid expenses	6,899	8,370
Other current assets	7,180	9,450
Total current assets	257,989	307,390
Property and equipment, net	5,156	5,075
Operating lease right-of-use assets	8,231	8,354
Other long-term assets	1,163	1,161
Total assets	$272,539	$321,980
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$15,592	$18,029
Accrued expenses and other current liabilities	42,202	62,440
Total current liabilities	57,794	80,469
Deferred royalty obligation, long-term	326,792	320,093
Senior secured term loans	113,823	113,632
Operating lease liabilities, long-term	7,907	7,995
Other long-term liabilities	4,446	2,433
Total liabilities	510,762	524,622
Commitments and contingencies (See Note 12)
Shareholders’ (deficit) equity
Common shares, at CHF 0.08 par value	8,439	8,425
Issued shares: 101,759,684 at March 31, 2025 and 101,606,376 December 31, 2024; outstanding shares: 99,178,286 at March 31, 2025 and 98,861,402 at December 31, 2024
Additional paid-in capital	1,286,557	1,283,892
Treasury shares	(207)	(220)
At March 31, 2025: 2,581,398 and December 31, 2024: 2,744,974
Accumulated other comprehensive loss	(1,092)	(1,421)
Accumulated deficit	(1,531,920)	(1,493,318)
Total shareholders’ (deficit) equity	(238,223)	(202,642)
Total liabilities and shareholders’ (deficit) equity	$272,539	$321,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenue
Product revenues, net	$17,404	$17,848
License revenues and royalties	5,629	205
Total revenue, net	23,033	18,053
Operating expense
Cost of product sales	(2,061)	(2,510)
Research and development	(28,928)	(25,735)
Selling and marketing	(10,553)	(11,390)
General and administrative	(9,955)	(12,031)
Total operating expense	(51,497)	(51,666)
Loss from operations	(28,464)	(33,613)
Other income (expense)
Interest income	2,054	2,948
Interest expense	(12,230)	(12,496)
Other, net	203	(2,595)
Total other expense, net	(9,973)	(12,143)
Loss before income taxes	(38,437)	(45,756)
Income tax expense	(165)	(163)
Loss before equity in net losses of joint venture	(38,602)	(45,919)
Equity in net losses of joint venture	—	(687)
Net loss	$(38,602)	$(46,606)
Net loss per share
Net loss per share, basic and diluted	$(0.36)	$(0.56)
Weighted average shares outstanding, basic and diluted	107,202,374	82,552,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(38,602)	$(46,606)
Other comprehensive (loss) income:
Remeasurement of defined benefit pension liability	(42)	—
Foreign currency translation adjustment	371	(78)
Other comprehensive income (loss) before share of other comprehensive loss in joint venture	329	(78)
Share of other comprehensive loss in joint venture	—	(30)
Other comprehensive income (loss)	329	(108)
Total comprehensive loss	$(38,273)	$(46,714)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

For the Three Months Ended March 31, 2025

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2025	101,606,376	$8,425	$1,283,892	(2,744,974)	$(220)	$(1,421)	$(1,493,318)	$(202,642)
Loss for the period	—	—	—	—	—	—	(38,602)	(38,602)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(42)	—	(42)
Foreign currency translation adjustment	—	—	—	—	—	371	—	371
Other comprehensive income before share of other comprehensive loss in joint venture	—	—	—	—	—	329	—	329
Share of other comprehensive loss in joint venture	—	—	—	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—	329	—	329
Total comprehensive income (loss) for the period	—	—	—	—	—	329	(38,602)	(38,273)
Vestings of RSUs	153,308	14	(14)	—	—	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	258	163,576	13	—	—	271
Share-based compensation expense	—	—	2,421	—	—	—	—	2,421
	153,308	14	2,665	163,576	13	—	—	2,692
March 31, 2025	101,759,684	$8,439	$1,286,557	(2,581,398)	$(207)	$(1,092)	$(1,531,920)	$(238,223)

For the Three Months Ended March 31, 2024

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2024	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)
Loss for the period	—	—	—	—	—	—	(46,606)	(46,606)
Foreign currency translation adjustment	—	—	—	—	—	(78)	—	(78)
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(78)	—	(78)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(30)	—	(30)
Total other comprehensive loss	—	—	—	—	—	(108)	—	(108)
Total comprehensive loss for the period	—	—	—	—	—	(108)	(46,606)	(46,714)
Vestings of RSUs	—	—	(20)	248,030	20	—	—	—
Exercise of options	—	—	32	6,384	1	—	—	33
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	305	229,675	18	—	—	323
Share-based compensation expense	—	—	158	—	—	—	—	158
	—	—	475	484,089	39	—	—	514
March 31, 2024	89,041,946	$7,312	$1,181,020	(6,264,720)	$(502)	$(201)	$(1,382,078)	$(194,449)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities
Net loss	$(38,602)	$(46,606)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation expense	2,421	158
Accretion expense of deferred royalty obligation	7,069	6,864
Cumulative catch-up adjustment, deferred royalty obligation	(12)	(263)
Write-downs of inventory	1,246	748
Depreciation	342	331
Amortization of operating lease right-of-use assets	459	512
Share of results in joint venture	—	687
Warrant obligations, decrease in fair value	—	3,068
Amortization of debt discount, senior secured term loan	191	503
Other	67	(174)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,445)	1,995
Inventory	(306)	(568)
Prepaid expenses and other current assets	3,856	(420)
Other long-term assets	—	(281)
Accounts payable	(2,461)	(1,247)
Accrued expenses and other current liabilities	(20,631)	(3,543)
Operating lease liabilities	(489)	(514)
Other long-term liabilities	1,961	(5,345)
Net cash used in operating activities	(56,334)	(44,095)
Cash flows used in investing activities
Payment for purchases of property and equipment	(264)	(531)
Net cash used in investing activities	(264)	(531)
Cash flows provided by financing activities
Proceeds from share issuance under stock purchase plan	271	323
Proceeds from the exercise of stock options	—	33
Net cash provided by financing activities	271	356
Net decrease in cash and cash equivalents	(56,327)	(44,270)
Exchange gains (losses) on cash and cash equivalents	161	(43)
Cash and cash equivalents at beginning of period	250,867	278,598
Cash and cash equivalents at end of period	$194,701	$234,285
Supplemental Cash Flow Information:
Interest paid	$3,594	$3,900
Interest received	2,054	4,382
Payments made under royalty financing transaction	1,376	1,229
Supplemental Non-Cash Investing and Financing Activities:
Capital expenditures recorded in Accounts payable and other current liabilities	—	9

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

Since its inception, the Company has devoted its resources to developing a validated and differentiated technology platform with multiple payloads, linkers and conjugation chemistry, enabling the design of next-generation potent ADCs with an enhanced therapeutic index. The Company generates sales from its flagship product, ZYNLONTA, which was granted accelerated approval by the Food and Drug Administration (“FDA”) in the U.S. for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) in the 3L setting and has also been granted conditional approval from the European Commission, conditional approval from the China National Medical Products Administration and conditional approval by Health Canada. Additionally, the Company is seeking to expand ZYNLONTA into new indications and earlier lines of therapy while pursuing our early-stage solid tumor programs.

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
2.Summary of Significant Accounting Policies
Basis of preparation and principles of consolidation

These accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, have been prepared following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. All intercompany transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with our annual audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any other interim period or for any future period.

The Company’s significant accounting policies have not changed substantially from those previously described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024.

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

Recent Accounting Pronouncements

Issued but not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning in January 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements. The Company does not anticipate adoption of this standard will have a material impact on our financial results but may result in enhanced or expanded disclosures.

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
3.Fair value measurements
The carrying amount of Cash and cash equivalents, Accounts Receivable, net and Accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan and deferred royalty financing obligation. The carrying value of our senior secured term loan approximates fair value as these borrowings are based on variable market rates. The fair value of our deferred royalty obligation was $312.0 million as of both March 31, 2025 and December 31, 2024 and is based on our current estimates of future royalties expected to be paid over the estimated life of the royalty purchase agreement which are level 3 inputs.

The Deerfield warrants are measured at fair value on a recurring basis and are classified as Level 2. As of March 31, 2025 and December 31, 2024 the value of the Deerfield warrants was $0. Fair values must be estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in Note 9, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of March 31, 2025 and December 31, 2024 inventory consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Work in progress	$17,238	$18,338
Finished goods	209	49
Total inventory, net	$17,447	$18,387
Inventory write-downs of $1,246 and $748 were recognized and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

5.Property and equipment
Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$3,989	$3,873
Laboratory equipment	4,817	4,415
Office equipment	994	970
Hardware and computer software	1,153	1,137
	10,953	10,395
Less: accumulated depreciation	(5,797)	(5,320)
Property and equipment, net	$5,156	$5,075

Depreciation expense was $342 and $331 for the three months ended March 31, 2025 and 2024, respectively.
6.Income taxes

Income tax expense for the three months ended March 31, 2025 was $0.2 million relative to loss before income taxes of $38.4 million. The income tax expense for the three months ended March 31, 2024 was $0.2 million relative to loss before income taxes of $45.8 million. The expense for the three months ended March 31, 2025 and 2024 was the result of income generated by our UK operations for which tax expense has been recognized based on a full year estimated income tax liability, and the inability to recognize benefit on losses in the U.S. and Switzerland. We retain a full valuation allowance against all deferred tax assets, and each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
7.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued R&D costs	$18,722	$20,523
Accrued payroll and benefits	4,509	13,600
Gross-to-net sales adjustments, short-term	8,192	15,697
Operating lease liabilities, short-term	1,368	1,371
Other	9,411	11,249
	$42,202	$62,440

8.Senior secured term loan facility
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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense on the senior secured term loan in the amount of $3,785 and $4,403, respectively, which was recorded in interest expense in the unaudited condensed consolidated statements of operations. The effective interest rate (“EIR”) at March 31, 2025 was 16.15%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$3,594	$3,900
Amortization of debt discount	191	503
Total	$3,785	$4,403
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $113.8 million and $113.6 million as of March 31, 2025 and December 31, 2024, respectively.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2025 (remainder)	$—
2026 (commencing third quarter)	3,090
2027	9,330
2028	12,480
2029	99,840
Total	$124,740

9.Deerfield warrants
Pursuant to the Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to purchase an aggregate of 4,412,840 common shares. The warrants consist of warrants to purchase an aggregate of 2,631,578 common shares at an exercise price of $24.70 per share and warrants to purchase an aggregate of 1,781,262 common shares at an exercise price of $28.07 per share. Each warrant is exercisable, on a cash or a cashless basis, at the option of the holder, at any time on or prior to May 19, 2025. The warrant obligation, which is included in other long-term liabilities in the unaudited condensed consolidated balance sheets, is remeasured to fair value at the end of each reporting period. Changes in the fair value losses of the warrant obligation at the end of each period are recorded in the unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2025 and 2024, the Company recognized expense of $0 and $3,068, respectively, as a result of changes in the fair value of the warrant obligation. This amount was recorded to Other, net in the unaudited condensed consolidated statements of operations. The fair value of the warrant obligation as of March 31, 2025 and December 31, 2024 was $0. See Note 14, "Other income (expense)" for further information.

The Company valued the Deerfield warrant obligation using a Black-Scholes option-pricing model. Key inputs for the valuation of the warrant obligation as of March 31, 2025 and December 31, 2024 were as follows:

	As of	As of
	March 31, 2025	December 31, 2024
Exercise price in $	24.70 and 28.07	24.70 and 28.07
Share price in $	1.41	1.99
Risk-free interest rate	4.4%	4.3%
Expected volatility	83.3%	83.0%
Expected term (years)	0.14 years	0.39 years
Dividend yield	—	—
Black-Scholes value in $	nil and nil	nil and nil

10.Deferred royalty obligation
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
The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Liability balance at January 1, 2024	$309,613
Less: royalty payments	5,384
Plus: interest expense	33,608
Less: cumulative catch-up adjustment, Other, net	11,178
Liability balance at December 31, 2024	326,659
Less: royalty payments	1,376
Plus: interest expense	8,445
Less: cumulative catch-up adjustment, Other, net	12
Liability balance at March 31, 2025	$333,716

11.Pension and post-retirement benefit obligations
The pension plan for Swiss employees is a defined benefit pension plan. The Company contracted with the Swiss Life Collective BVG Foundation based in Zurich for the provision of occupational benefits. All benefits in accordance with the regulations are reinsured in their entirety with Swiss Life SA within the framework of the corresponding contract. This pension solution fully reinsures the risks of disability, death and longevity with Swiss Life. Swiss Life invests the vested pension capital and provides a 100% capital and interest guarantee. The pension plan is entitled to an annual bonus from Swiss Life comprising the effective savings, risk and cost results.
Although, as is the case with many Swiss pension plans, the amount of ultimate pension benefit is not defined, certain legal obligations of the plan create constructive obligations on the employer to pay further contributions to fund an eventual deficit; this results in the plan nevertheless being accounted for as a defined benefit plan.

The net periodic benefit cost for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net periodic benefit cost:
Service cost	$188	$164
Interest cost	25	38
Expected return on plan assets	(65)	(59)
Amortization of prior service cost	(42)	(41)
Amortization of actuarial losses	5	—
Net periodic benefit cost	$111	$102

The components of net periodic benefit cost are included in operating expense on the unaudited condensed consolidated statements of operations.
12.Commitments and contingencies

Manufacturing Commitments

Some of our inventory components require long lead times to manufacture. Therefore, we make long-term investments in our supply chain in order to ensure we have enough drug product to meet current and future revenue forecasts. Third party manufacturing agreements include non-cancelable obligations related to the supply of ZYNLONTA and the company’s product candidates. There have been no material changes related to our non-cancelable obligations under these arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
13.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Types of goods and services
Product revenues, net	$17,404	$17,848
License revenues	5,000	—
Royalties	629	205
Total revenue	$23,033	$18,053

Customer Location
U.S.	$17,404	$17,848
EMEA(1)	5,629	205
Total revenue	$23,033	$18,053

(1) Europe, the Middle East and Africa

Product revenues, net
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three months ended March 31, 2025 and March 31, 2024:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of January 1, 2024	$7,391	$3,946	$11,337
GTN accruals for current period	2,046	4,458	6,504
Prior period adjustments	(44)	(229)	(273)
Credits, payments and reclassifications	—	(4,407)	(4,407)
Balance as of March 31, 2024	$9,393	$3,768	$13,161

Balance as of January 1, 2025	$15,103	$2,386	$17,489
GTN accruals for current period	1,949	4,106	6,055
Prior period adjustments	(200)	(332)	(532)
Credits, payments and reclassifications	(7,180)	(3,793)	(10,973)
Balance as of March 31, 2025	$9,672	$2,367	$12,039

The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable, net	$1,898	$1,792
Other current and non-current liabilities	10,141	15,697
	$12,039	$17,489

Customers from which we derive more than 10% of our total product revenues for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
McKesson	34%	43%
AmerisourceBergen Corporation(1)	42%	38%
Cardinal Health	24%	19%
(1) AmerisourceBergen also operates under the name Cencora

License revenues

On July 8, 2022, the Company entered into exclusive license agreement with Sobi for the development and commercialization of ZYNLONTA for all hematologic and solid tumor indications outside of the U.S., greater China, Singapore and Japan. Under the terms of the agreement, the Company is eligible to receive regulatory and net sales-based milestones. In March 2025, the Company recognized $5.0 million in license revenue upon ZYNLONTA’s conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. The payment was received in the second quarter of 2025.
14.Other income (expense)

Interest Income
Interest income includes interest received from banks on our cash balances. Interest income was $2.1 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively.
Interest Expense

The components of Interest expense for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Deferred royalty obligation interest expense	$8,445	$8,093
Effective interest expense on senior secured term loan facility	3,785	4,403
Interest expense	$12,230	$12,496

Other, net

The components of Other, net for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Deerfield warrant obligation, change in fair value expense	$—	$(3,068)
Cumulative catch-up adjustment, deferred royalty obligation	12	263
Exchange differences loss	(90)	(37)
R&D tax credit gain	281	247
Other, net	$203	$(2,595)

15.Share-based compensation

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
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 17,741,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of March 31, 2025, the Company has 1,382,040 common shares available for the future issuance of share-based equity awards.

As of March 31, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $162,554 and $160,945, respectively. The amounts of expense (reversal) recognized for all awards for services received during the three months ended March 31, 2025 and 2024 were $1,609 and $(981).

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On February 13, 2025 the Company issued its 2025 annual equity award under the Conditional Share Capital Plan, which was approved by the Compensation Committee of the Board of Directors and by the Board of Directors for the senior management team, consisted of 5,015,765 RSUs. No share options were issued in connection with this award. As of March 31, 2025, the Company has 1,429,378 common shares available for the future issuance of share-based equity awards.
As of March 31, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $3,512 and $2,964. The amounts of expense for all awards recognized for services received during the three months ended March 31, 2025 and 2024 was $548 and $1,063.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 1,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of March 31, 2025, the Company has 323,600 common shares available for the future issuance of share-based equity awards under this plan.
As of March 31, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Inducement Plan was $817 and $554. The amounts of expense for all awards recognized for services received during the three months ended March 31, 2025 and 2024 was $263 and $0.

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
The expense (reversal) recognized for services received during the three months ended March 31, 2025 and 2024 was $1,129 and $(1,434), respectively.
Movements in the number of awards outstanding under the Plans described above and their related weighted average strike prices are as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2024	$8.69	10,697,288	7.56	$—
Granted	1.76	46,800
Forfeited	2.97	(63,587)
Expired	21.11	(36,733)
Outstanding as of March 31, 2025	$8.66	10,643,768	7.31	$—

As of March 31, 2025, 6,332,858 awards are vested and exercisable out of the total outstanding awards of 10,643,768 common shares. As of March 31, 2025, the weighted average strike price and weighted average remaining life for vested and exercisable awards is $11.96 and 6.64 years, respectively. Awards outstanding as of March 31, 2025 have expiration dates through 2035. The weighted average grant date fair value of the awards granted during the three months ended March 31, 2025 was $1.43. The aggregate intrinsic value of vested and exercisable options was zero. As of March 31, 2025, the unrecognized compensation cost related to 4,310,913 unvested share options expected to vest was $6.1 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.49 years.
The fair values of the options granted under the 2019 Equity Incentive Plan and the Inducement Plan were determined on the date of the grant using the Black-Scholes option-pricing model.
The fair values of the options granted during the three months ended March 31, 2025 and 2024 were determined on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Share price, in $	1.58-2.00	1.69-4.86
Strike price, in $	1.58-2.00	1.69-4.86
Expected volatility, in %	100	95
Award life, in years	6.08	6.08
Expected dividends	—	—
Risk-free interest rate, in %	4.40-4.43	3.75-4.10

Expected volatility is historical volatility of our common stock. The award life for options granted was based on the time interval between the date of grant and the date during the ten-year life after which, when making the grant, the Company expected on average that participants would exercise their options.

RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets. The expense recognized for services received during the three months ended March 31, 2025 and 2024 is $1,291 and $1,516, respectively.

The following table summarizes the RSU awards outstanding as of March 31, 2025:

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2024	3,106,310	$1.81
Granted	5,015,765	1.61
Vested	(153,308)	6.60
Forfeited	(53,769)	1.35
March 31, 2025 (1)	7,914,998	$1.59
(1) Includes 6,570,622 RSUs outstanding in connection with the Conditional Share Capital Pan.
The total fair value of RSU awards vested (as measured on the date of vesting) during the three months ended March 31, 2025 was $260.
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

The ESPP is not available for enrollment during the first offering period from January 1, 2025 through June 30, 2025.
The expense recognized related to the ESPP during the three months ended March 31, 2025 and 2024 is $0 and $76, respectively.
16.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Net loss	$(38,602)	$(46,606)
Weighted average number of shares outstanding	107,202,374	82,552,322
Basic and diluted loss per share	$(0.36)	$(0.56)
For the three months ended March 31, 2025 and 2024, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding and also include the Pre-funded warrants issued in connection with the 2024 Equity Offering. The calculation excludes shares to be issued under the Share-based Compensation Plans, the Company’s Deerfield warrants and shares to be issued under the 2022 ESPP as the effect of including those shares would be anti-dilutive. See Note 8, “Senior secured term loan facility,” Note 9, “Deerfield warrants”, and Note 15, “Share-based compensation,” for further information.
Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2025	2024
2019 Equity Incentive Plan - Share Options	9,967,368	10,607,005
Inducement Plan - Share Options	676,400	—
2019 Equity Incentive Plan - RSUs	3,491,144	620,800
Conditional Share Capital Plan - RSUs	4,423,854	5,385,591
Outstanding warrants	4,940,135	4,940,135
	23,498,901	21,553,531
17.Segment reporting
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

The following table is the summary of the segment profit or loss information, including the significant expense categories for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Total revenues, net	$23,033	$18,053
Significant operating expenses:
Cost of product sales	(2,061)	(2,510)
Research and development(1)	(27,936)	(26,285)
Selling and marketing(1)	(10,317)	(12,030)
General and administrative(1)	(8,762)	(10,683)
Share-based compensation	(2,421)	(158)
Total operating expenses	(51,497)	(51,666)
Loss from operations	(28,464)	(33,613)
Other segment items(2)	(10,138)	(12,993)
Net loss	$(38,602)	$(46,606)

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

Business Overview
ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”). The Company is advancing its proprietary ADC technology to transform the treatment paradigm for patients with hematologic malignancies and solid tumors. We have a validated and differentiated technology platform with multiple payloads, linkers and conjugation chemistry, enabling the design of next-generation potent ADCs with an enhanced therapeutic index. Our strategy is focused on expanding and maximizing the ZYNLONTA opportunity in hematology and pursuing our early-stage research portfolio in solid tumors. We are a pioneer and leader in the ADC field with specialized end-to-end capabilities for developing optimized ADCs. This includes a strong, integrated research & development organization and a validated technology platform with clinical-stage product candidates currently in the pipeline, multiple next-generation ADCs being developed and a proven executional track record that includes ZYNLONTA.

In our hematology program, our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. FDA, conditional approval from the European Commission, conditional approval from the China National Medical Products Administration (“NMPA”) and conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We are seeking to continue expanding ZYNLONTA internationally, and into earlier lines of DLBCL and indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (”FL”), as a single agent and in combination through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase 1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. Based on the available clinical data, we have made the decision to discontinue the Phase 1/2 ADCT-602 clinical trial, sponsored by The University of Texas MD Anderson Cancer Center, evaluating ADCT-602 in patients with relapsed or refractory B-cell acute lymphoblastic leukemia.

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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except percentages and per share)	2025	2024	Change	% Change
Revenue
Product revenues, net	$17,404	$17,848	$(444)	(2.5)%
License revenues and royalties	5,629	205	5,424	N/A
Total revenue, net	23,033	18,053	4,980	27.6%

Operating expense
Cost of product sales	(2,061)	(2,510)	449	(17.9)%
Research and development	(28,928)	(25,735)	(3,193)	12.4%
Selling and marketing	(10,553)	(11,390)	837	(7.3)%
General and administrative	(9,955)	(12,031)	2,076	(17.3)%
Total operating expense	(51,497)	(51,666)	169	(0.3)%
Loss from operations	(28,464)	(33,613)	5,149	(15.3)%

Other income (expense)
Interest income	2,054	2,948	(894)	(30.3)%
Interest expense	(12,230)	(12,496)	266	(2.1)%
Other, net	203	(2,595)	2,798	(107.8)%
Total other expense, net	(9,973)	(12,143)	2,170	(17.9)%

Loss before income taxes	(38,437)	(45,756)	7,319	(16.0)%
Income tax expense	(165)	(163)	(2)	1.2%
Loss before equity in net losses of joint venture	(38,602)	(45,919)	7,317	(15.9)%
Equity in net losses of joint venture	—	(687)	687	(100.0)%
Net loss	$(38,602)	$(46,606)	$8,004	(17.2)%

Net loss per share, basic and diluted	$(0.36)	$(0.56)	$0.20	(35.7)%

Revenue

Product Revenues, net
We generate product revenue through the sale of ZYNLONTA in the United States. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. In the long term, we expect that our product revenue will increase as we execute our business strategy, although our product revenue may fluctuate from period to period based on a number of factors, including patient demand, as well as the timing, dose and duration of patient therapy and customers’ buying patterns and GTN deductions. We expect a relatively consistent level of GTN sales adjustments as a percentage of gross sales, but may also experience variability in GTN sales adjustments due to additional information and actual experience such as actual rebate and return rates.
Product revenues, net, were $17.4 million for the three months ended March 31, 2025 as compared to $17.8 million for the three months ended March 31, 2024, a decrease of $0.4 million, or 2.5%. The decrease is primarily attributable to lower sales volume, partially offset by a higher price and favorability in GTN sales adjustments.

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
License revenues and royalties were $5.6 million for the three months ended March 31, 2025 as compared to $0.2 million for the three months ended March 31, 2024, an increase of $5.4 million. In March 2025, the Company recognized $5.0 million in license revenue in connection with a milestone due upon ZYNLONTA’s conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy, which was paid to us by SOBI in the second quarter of 2025.
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
Cost of product sales were $2.1 million for the three months ended March 31, 2025 as compared to cost of product sales of $2.5 million for the three months ended March 31, 2024, a decrease of $0.4 million, or 17.9%. The decrease in cost of product sales was primarily driven by a $1.1 million batch cancellation fee recognized during the three months ended March 31, 2024 and a $0.6 million increase in our excess inventory reserve during the three months ended March 31, 2024, partially offset by an inventory write-down of $1.2 million during the three months ended March 31, 2025.

Research and Development Expenses
The following table summarizes our research and development expenses for our major development programs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
ZYNLONTA	$14,370	$14,999	$(629)
ADCT-601(1)	2,035	3,324	(1,289)
Preclinical product candidates and research pipeline	7,762	3,691	4,071
Other discontinued programs(2)	1,052	1,984	(932)
Not allocated to specific programs(3)	2,717	2,287	430
Share-based compensation expense (reversal)	992	(550)	1,542
Research and development expenses	$28,928	$25,735	$3,193
(1) ADCT-601 was discontinued in November 2024.
(2) For the three months ended March 31, 2025, Cami, ADCT-901, ADCT-212 and ADCT-602 were included in Discontinued programs. For the three months ended March 31, 2024 these programs were separately presented as major development programs. Prior periods have been recast to conform to the current period presentation.
(3)Includes third-party contracting and employee expenses, as well as expense for preclinical research, storage, shipping and lab consumables that span multiple programs.

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

Our R&D expenses were $28.9 million for the three months ended March 31, 2025 as compared to $25.7 million for the three months ended March 31, 2024, an increase of $3.2 million, or 12.4%, driven by the following programs and activities.

ZYNLONTA
Research and development expenses for ZYNLONTA were $14.4 million for the three months ended March 31, 2025 as compared to $15.0 million for the three months ended March 31, 2024, a decrease of $0.6 million, or 4.2%. The overall decrease was primarily due to a net decrease in external clinical trial costs of $1.5 million including a net decrease in costs associated with LOTIS 9 and other trials (as a result of the wind down of those trials) and timing of LOTIS 7 expenses, partially offset by fewer expenses being shared and reimbursed by our partners under our cost sharing arrangements as well as higher personnel expenses of $0.8 million.

ADCT-601
Research and development expenses for ADCT-601 were $2.0 million for the three months ended March 31, 2025 as compared to $3.3 million for the three months ended March 31, 2024, a decrease of $1.3 million, or 38.8%. The decrease is primarily attributable to fewer patients on study as the ADCT-601 program was discontinued in November 2024.
Preclinical product candidates and research pipeline
Research and development expenses associated with our preclinical product candidates and research pipeline were $7.8 million for the three months ended March 31, 2025 as compared to $3.7 million for the three months ended March 31, 2024, an increase of $4.1 million, or 110.3%. The increase is primarily attributable to a $4.8 million net increase in spending on our next-generation investigational ADCs, partially offset by a net decrease of $0.7 million in spend on other research strategy, platform and pipeline initiatives.

Discontinued programs

Research and development expenses associated with our discontinued programs including Cami, ADCT-901, ADCT-212 and ADCT-602 have decreased to $1.1 million for three months ended March 31, 2025 from $2.0 million for the three months ended March 31, 2024, a decrease of $0.9 million, or 47.0%. The decrease was attributable to decreased spending on Cami of $1.0 million, ADCT-212 of $0.1 million and ADCT-602 of $0.1 million, partly offset by an increase of $0.3 million for ADCT-901.

Share-based compensation

Share-based compensation expense was $1.0 million for the three months ended March 31, 2025 as compared to a reversal of $0.6 million for the three months ended March 31, 2024, an increase of $1.5 million. The increase was primarily driven by the timing of forfeitures of awards in connection with employee terminations.
Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
External costs and overhead	$4,627	$5,812	$(1,185)
Employee expenses(1)	5,690	6,218	(528)
Share-based compensation expense (reversal)	236	(640)	876
Selling and marketing expenses	$10,553	$11,390	$(837)
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

Selling and marketing expenses were $10.6 million for the three months ended March 31, 2025 as compared to $11.4 million for the three months ended March 31, 2024, a decrease of $0.8 million or 7.3%. The net decrease in external costs and overhead was primarily attributable to a reduction of $1.1 million in marketing and advertising and travel-related expenses as a result of cost cutting initiatives. The decrease in employee expenses was primarily due to lower wages and benefits of $0.5 million. The increase in share-based compensation expense of $0.9 million was primarily due to the timing of forfeitures of awards in connection with employee terminations.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
External costs and overhead	$3,712	$5,877	$(2,165)
Employee expenses(1)	5,050	4,806	244
Share-based compensation expense	1,193	1,348	(155)
General and administrative expenses	$9,955	$12,031	$(2,076)
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

General and administrative expenses were $10.0 million for the three months ended March 31, 2025 as compared to $12.0 million for the three months ended March 31, 2024, an overall decrease of $2.1 million, or 17.3%. The decrease in external costs and overhead of $2.2 million was primarily related to lower professional fees of $1.4 million primarily as a result of lower legal and accounting expenses and VAT recoveries of $0.5 million. The increase in employee expenses was primarily due to higher wages and benefits of $0.4 million, partially offset by lower recruitment costs of $0.1 million. The decrease in share-based compensation expense was primarily due to the timing of forfeitures of awards in connection with employee terminations.

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
Interest income was $2.1 million for the three months ended March 31, 2025 as compared to $2.9 million for the three months ended March 31, 2024, a decrease of $0.9 million, or 30.3%. The decrease was primarily due to lower yields received on our cash deposits and lower average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $12.2 million for the three months ended March 31, 2025 as compared to $12.5 million for the three months ended March 31, 2024, a decrease of $0.3 million, or 2.1%. The overall decrease was related to lower interest on our senior secured term loan facility of $0.6 million as a result of a lower effective interest rate, partially offset by higher accretion of our deferred royalty obligation with HCR of $0.3 million.
Other, net
Other, net consists primarily of the change in the fair value losses of the Deerfield warrant obligation; and cumulative catch-up adjustments related to our deferred royalty obligation.
Other, net for the three months ended March 31, 2025 and 2024 included the following:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Deerfield warrant obligation, change in fair value expense	—	$(3,068)	$3,068
Cumulative catch-up adjustment, deferred royalty obligation	12	263	(251)
Exchange differences loss	(90)	(37)	(53)
R&D tax credit gain	281	247	34
Total	$203	$(2,595)	$2,798
Deerfield Warrant Obligation, Change in Fair Value Expense
Pursuant to an Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to Deerfield to purchase an aggregate of 4,412,840 common shares. The Deerfield warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on August 15, 2022 and is remeasured to fair value at the end of each reporting period. The fair value of the warrant obligation as of March 31, 2025 and December 31, 2024 was $0 and therefore no change in fair value expense was recognized during the three months ended March 31, 2025. The expense of $3.1 million for the three months ended March 31, 2024 was primarily due to the increase in fair value of the underlying shares during the respective period.

Income Tax Expense
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax expense of $0.2 million for both the three months ended March 31, 2025 and March 31, 2024.

Equity in Net Losses of Joint Venture

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Share of Overland ADCT BioPharma net loss	$—	$(687)	$687

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $0.7 million for the three months ended March 31, 2024. We recorded our share of Overland ADCT Biopharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture.

Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $194.7 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of this report.
We plan to continue to fund our operating needs through our existing cash and cash equivalents, revenues from sales of ZYNLONTA, milestone and royalty payments under our licensing agreements and additional equity financings, debt financings and/or other forms of financing, as well as potential funds provided by collaborations. We are continuously exploring strategic collaborations, business combinations, licensing opportunities or similar strategies for our early-stage research pipeline and for clinical development and commercialization of ZYNLONTA and/or our product candidates. However, we may be unable to obtain such financing, licensing and collaboration arrangements on favorable terms, if at all, and if we are unable to do so we may need to prioritize our portfolio and reduce our investment in early stage research and development activities.

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

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(56,334)	$(44,095)	$(12,239)
Investing activities	(264)	(531)	267
Financing activities	271	356	(85)
Net change in cash and cash equivalents	$(56,327)	$(44,270)	$(12,057)
Net Cash Used in Operating Activities
Net cash used in operating activities was $56.3 million for the three months ended March 31, 2025 as compared to $44.1 million for the three months ended March 31, 2024, an increase of $12.2 million. The increase was primarily due to the payment of the 2023 discarded drug rebate of $7.2 million paid in the first quarter of 2025, a $4.0 million period over period increase in annual bonus and retention payments and the timing of other operating cash payments and receipts.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2025 as compared to $0.5 million for the three months ended March 31, 2024, a decrease of $0.3 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2025 as compared to $0.4 million for the three months ended March 31, 2024, a decrease of $0.1 million. The decrease primarily relates to the timing of share issuances under our employee stock purchase plan.

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

Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

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

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	10-K	001-39071	3.1	March 27, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA

/s/ Ameet Mallik
Date: May 14, 2025	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: May 14, 2025	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: May 14, 2025	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)