Form 10-Q
period 2025-06-30
ADC Therapeutics SA
filed 2025-08-12
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of common shares outstanding was 112,499,395 as of August 1, 2025.

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
•the success of the Company's strategic restructuring plan; the estimated costs associated with the restructuring plan including the workforce reduction and planned closure of the UK facility, or any changes thereto;
•the uncertainties of international trade policies, including tariffs, sanctions and trade barriers and potential impact they may have on our business, financial condition, and results of operations;
•and those identified in the “Item 1A. Risk Factors” of this quarterly report on Form 10-Q and in our Annual Report on Form 10-K, and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), from time to time thereafter.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$264,560	$250,867
Accounts receivable, net	26,184	20,316
Inventory	17,763	18,387
Prepaid expenses	4,584	8,370
Other current assets	5,664	9,450
Total current assets	318,755	307,390
Property and equipment, net	1	5,075
Operating lease right-of-use assets	1,488	8,354
Other long-term assets	1,317	1,161
Total assets	$321,561	$321,980
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$9,616	$18,029
Accrued expenses and other current liabilities	54,984	62,440
Total current liabilities	64,600	80,469
Deferred royalty obligation, long-term	333,244	320,093
Senior secured term loans	114,473	113,632
Operating lease liabilities, long-term	1,258	7,995
Other long-term liabilities	7,170	2,433
Total liabilities	520,745	524,622
Commitments and contingencies (See Note 12)
Shareholders’ (deficit) equity
Common shares, at CHF 0.08 par value	9,753	8,425
Issued shares: 115,080,481 at June 30, 2025 and 101,606,376 December 31, 2024; outstanding shares: 112,499,083 at June 30, 2025 and 98,861,402 at December 31, 2024
Additional paid-in capital	1,380,224	1,283,892
Treasury shares	(207)	(220)
At June 30, 2025: 2,581,398 and December 31, 2024: 2,744,974
Accumulated other comprehensive loss	(388)	(1,421)
Accumulated deficit	(1,588,566)	(1,493,318)
Total shareholders’ (deficit) equity	(199,184)	(202,642)
Total liabilities and shareholders’ (deficit) equity	$321,561	$321,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product revenues, net	$18,085	$17,030	$35,489	$34,878
License revenues and royalties	754	380	6,383	585
Total revenue, net	18,839	17,410	41,872	35,463
Operating expense
Cost of product sales	(836)	(1,217)	(2,897)	(3,727)
Research and development	(30,090)	(24,295)	(59,018)	(50,030)
Selling and marketing	(10,147)	(10,701)	(20,700)	(22,091)
General and administrative	(8,822)	(10,238)	(18,777)	(22,269)
Restructuring, impairment and other related costs	(13,091)	—	(13,091)	—
Total operating expense	(62,986)	(46,451)	(114,483)	(98,117)
Loss from operations	(44,147)	(29,041)	(72,611)	(62,654)
Other income (expense)
Interest income	1,934	3,253	3,988	6,201
Interest expense	(12,997)	(12,679)	(25,227)	(25,175)
Other, net	(182)	2,754	21	159
Total other expense, net	(11,245)	(6,672)	(21,218)	(18,815)
Loss before income taxes	(55,392)	(35,713)	(93,829)	(81,469)
Income tax expense	(1,254)	(234)	(1,419)	(397)
Loss before equity in net losses of joint venture	(56,646)	(35,947)	(95,248)	(81,866)
Equity in net losses of joint venture	—	(597)	—	(1,284)
Net loss	$(56,646)	$(36,544)	$(95,248)	$(83,150)
Net loss per share
Net loss per share, basic and diluted	$(0.50)	$(0.38)	$(0.86)	$(0.93)
Weighted average shares outstanding, basic and diluted	113,743,358	95,691,245	110,490,935	89,121,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(56,646)	$(36,544)	$(95,248)	$(83,150)
Other comprehensive (loss) income:
Remeasurement of defined benefit pension liability	(46)	(81)	(88)	(81)
Foreign currency translation adjustment	750	17	1,121	(61)
Other comprehensive income (loss) before share of other comprehensive loss in joint venture	704	(64)	1,033	(142)
Share of other comprehensive loss in joint venture	—	(73)	—	(103)
Other comprehensive income (loss)	704	(137)	1,033	(245)
Total comprehensive loss	$(55,942)	$(36,681)	$(94,215)	$(83,395)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Three and Six Months Ended June 30, 2025

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
April 1, 2025	101,759,684	$8,439	$1,286,557	(2,581,398)	$(207)	$(1,092)	$(1,531,920)	$(238,223)
Loss for the period	—	—	—	—	—	—	(56,646)	(56,646)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(46)	—	(46)
Foreign currency translation adjustment	—	—	—	—	—	750	—	750
Other comprehensive income before share of other comprehensive loss in joint venture	—	—	—	—	—	704	—	704
Share of other comprehensive loss in joint venture	—	—	—	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—	704	—	704
Total comprehensive income (loss) for the period	—	—	—	—	—	704	(56,646)	(55,942)
Vestings of RSUs	271,071	27	(27)	—	—	—	—	—
Exercise of stock options	18,565	2	32	—	—	—	—	34
Issuance of shares, 2025 Private Placement, net of transaction costs	13,031,161	1,285	41,091	—	—	—	—	42,376
Issuance of warrants, underwritten offering, net of transaction costs	—	—	50,760	—	—	—	—	50,760
Share-based compensation expense	—	—	1,811	—	—	—	—	1,811
	13,320,797	1,314	93,667	—	—	—	—	94,981
June 30, 2025	115,080,481	$9,753	$1,380,224	(2,581,398)	$(207)	$(388)	$(1,588,566)	$(199,184)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2025	101,606,376	$8,425	$1,283,892	(2,744,974)	$(220)	$(1,421)	$(1,493,318)	$(202,642)
Loss for the period	—	—	—	—	—	—	(95,248)	(95,248)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(88)	—	(88)
Foreign currency translation adjustment	—	—	—	—	—	1,121	—	1,121
Other comprehensive income before share of other comprehensive loss in joint venture	—	—	—	—	—	1,033	—	1,033
Share of other comprehensive loss in joint venture	—	—	—	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—	1,033	—	1,033
Total comprehensive income (loss) for the period	—	—	—	—	—	1,033	(95,248)	(94,215)
Vestings of RSUs	424,379	41	(41)	—	—	—	—	—
Exercise of stock options	18,565	2	32	—	—	—	—	34
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	258	163,576	13	—	—	271
Issuance of shares, 2025 Private Placement, net of transaction costs	13,031,161	1,285	41,091	—	—	—	—	42,376
Issuance of warrants, underwritten offering, net of transaction costs	—	—	50,760	—	—	—	—	50,760
Share-based compensation expense	—	—	4,232	—	—	—	—	4,232
	13,474,105	1,328	96,332	163,576	13	—	—	97,673
June 30, 2025	115,080,481	$9,753	$1,380,224	(2,581,398)	$(207)	$(388)	$(1,588,566)	$(199,184)

ADC Therapeutics SA
Three and Six Months Ended June 30, 2024

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
April 1, 2024	89,041,946	$7,312	$1,181,020	(6,264,720)	$(502)	$(201)	$(1,382,078)	$(194,449)
Loss for the period	—	—	—	—	—	—	(36,544)	(36,544)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(81)	—	(81)
Foreign currency translation adjustment	—	—	—	—	—	17	—	17
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(64)	—	(64)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(73)	—	(73)
Total other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Total comprehensive loss for the period	—	—	—	—	—	(137)	(36,544)	(36,681)
Vestings of RSUs	—	—	(22)	254,899	22	—	—	—
Exercise of stock options	—	—	40	25,604	1	—	—	41
Issuance of shares, underwritten offering, net of transaction costs	10,411,912	921	59,345	3,000,000	240	—	—	60,506
Issuance of warrants, underwritten offering, net of transaction costs	—	—	36,925	—	—	—	—	36,925
Share-based compensation expense	—	—	1,988	—	—	—	—	1,988
	10,411,912	921	98,276	3,280,503	263	—	—	99,460
June 30, 2024	99,453,858	$8,233	$1,279,296	(2,984,217)	$(239)	$(338)	$(1,418,622)	$(131,670)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
January 1, 2024	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)
Loss for the period	—	—	—	—	—	—	(83,150)	(83,150)
Remeasurement of defined benefit pension liability	—	—	—	—	—	(81)	—	(81)
Foreign currency translation adjustment	—	—	—	—	—	(61)	—	(61)
Other comprehensive loss before share of other comprehensive loss in joint venture	—	—	—	—	—	(142)	—	(142)
Share of other comprehensive loss in joint venture	—	—	—	—	—	(103)	—	(103)
Total other comprehensive loss	—	—	—	—	—	(245)	—	(245)
Total comprehensive loss for the period	—	—	—	—	—	(245)	(83,150)	(83,395)
Vestings of RSUs	—	—	(42)	502,929	42	—	—	—
Exercise of stock options	—	—	72	31,988	2	—	—	74
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	305	229,675	18	—	—	323
Issuance of shares, underwritten offering, net of transaction costs	10,411,912	921	59,345	3,000,000	240	—	—	60,506
Issuance of warrants, underwritten offering, net of transaction costs	—	—	36,925	—	—	—	—	36,925
Share-based compensation expense	—	—	2,146	—	—	—	—	2,146
	10,411,912	921	98,751	3,764,592	302	—	—	99,974
June 30, 2024	99,453,858	$8,233	$1,279,296	(2,984,217)	$(239)	$(338)	$(1,418,622)	$(131,670)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities
Net loss	$(95,248)	$(83,150)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation expense	4,232	2,146
Accretion expense of deferred royalty obligation	13,948	13,790
Cumulative catch-up adjustment, deferred royalty obligation	(196)	(526)
Impairment of long-lived assets and prepaid expenses	6,414	—
Write-downs of inventory	1,636	1,036
Depreciation	704	657
Amortization of operating lease right-of-use assets	937	1,024
Share of results in joint venture	—	1,284
Warrant obligations, increase in fair value	—	838
Amortization of debt discount, senior secured term loan	841	943
Other	479	(240)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,868)	2,314
Inventory	(1,012)	(50)
Prepaid expenses and other current assets	7,050	(859)
Other long-term assets	(146)	(287)
Accounts payable	(8,680)	(6,083)
Accrued expenses and other current liabilities	(8,595)	(5,732)
Operating lease liabilities	(1,002)	(1,028)
Other long-term liabilities	4,085	(3,017)
Net cash used in operating activities	(80,421)	(76,940)
Cash flows used in investing activities
Payment for purchases of property and equipment	(264)	(561)
Net cash used in investing activities	(264)	(561)
Cash flows provided by financing activities
Proceeds from the sale of common shares, net of transaction costs	43,239	61,731
Proceeds from Pre-Funded Warrants, net of transaction costs	50,760	36,925
Proceeds from share issuance under stock purchase plan	271	323
Proceeds from the exercise of stock options	34	74
Taxes paid related to net settled equity awards	(250)	—
Net cash provided by financing activities	94,054	99,053
Net increase in cash and cash equivalents	13,369	21,552
Exchange gains (losses) on cash and cash equivalents	324	(31)
Cash and cash equivalents at beginning of period	250,867	278,598
Cash and cash equivalents at end of period	$264,560	$300,119
Supplemental Cash Flow Information:
Interest paid	$7,218	$7,874
Interest received	3,988	7,635
Payments made under royalty financing transaction	3,220	2,569
Supplemental Non-Cash Investing and Financing Activities:
Transaction costs recorded in Accounts payable and other current liabilities and other long-term liabilities	862	1,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.Description of Business and Organization

ADC Therapeutics is a commercial-stage global leader and pioneer in the field of antibody drug conjugates (“ADCs”), transforming treatment for patients through our focused portfolio with ZYNLONTA ® (loncastuximab tesirine-lpyl) and an early stage prostate-specific membrane antigen targeting ADC (“PSMA-targeting ADC”).

The Company generates sales from its flagship product, ZYNLONTA, which was granted accelerated approval by the Food and Drug Administration (“FDA”) in the U.S. for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) in the 3L setting and has also been granted conditional approval from the European Commission, conditional approval from the China National Medical Products Administration and conditional approval by Health Canada. Beyond ZYNLONTA, ADC Therapeutics is leveraging its expertise to advance IND-enabling activities for a next-generation PSMA-targeting ADC which utilizes a differentiated exatecan-based payload with a novel hydrophilic linker.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any other interim period or for any future period.

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

Restructuring Charges
On June 11, 2025, the Board of Directors approved a strategic reprioritization and restructuring plan (the “2025 Restructuring”), pursuant to which the Company plans to shut down its UK facility and reduce the global workforce across functions by approximately 30%. Restructuring charges consist primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. One-time termination benefits include severance, continuation of health insurance coverage for certain employees, and other company funded benefits. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. See Note 15 for additional information regarding restructuring expenses.

Impairment of long-lived assets
Long-lived assets by geographic area are as follows:

(in thousands)
Country	June 30, 2025	December 31, 2024
Switzerland	$1,557	$1,460
United Kingdom	—	12,133
United States	1,249	997
	$2,806	$14,590

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

As a result of the 2025 Restructuring, the Company recognized $5.4 million of impairment losses on its long-lived asset group associated with the UK facility during the three months ended June 30, 2025. See Note 15 for further information regarding the restructuring and associated impairment of long-lived assets.

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

3.Fair value measurements
The carrying amount of Cash and cash equivalents, Accounts Receivable, net and Accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan and deferred royalty financing obligation. The carrying value of our senior secured term loan approximates fair value as these borrowings are based on variable market rates. The fair value of our deferred royalty obligation was approximately $312.0 million as of both June 30, 2025 and December 31, 2024 and is based on our current estimates of future royalties expected to be paid over the estimated life of the royalty purchase agreement which are level 3 inputs.

The Deerfield warrants were measured at fair value on a recurring basis and were classified as Level 2. The warrants expired on May 19, 2025 in accordance with their terms and therefore, there were no warrants outstanding as of June 30, 2025. As of December 31, 2024 the value of the Deerfield warrants was $0. Fair values were estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in Note 9, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of June 30, 2025 and December 31, 2024 inventory consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Work in progress	$17,620	$18,338
Finished goods	143	49
Total inventory, net	$17,763	$18,387
Inventory write-downs of $390 and $1,636 were recognized for the three and six months ended June 30, 2025, respectively, and $288 and $1,036 were recognized for the three and six months ended June 30, 2024, respectively, and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations.
5.Property and equipment
Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$1,498	$3,873
Laboratory equipment	3,009	4,415
Office equipment	781	970
Hardware and computer software	1,148	1,137
	6,436	10,395
Less: accumulated depreciation	(6,435)	(5,320)
Property and equipment, net	$1	$5,075

Depreciation expense was $362 and $704 for the three and six months ended June 30, 2025, respectively, and $326 and $657 for the three and six months ended June 30, 2024, respectively.

In connection with the 2025 Restructuring, the Company recorded impairment of property and equipment of $5.0 million during the three and six months ended June 30, 2025 related to leasehold improvements, lab equipment and furniture and fixtures located at the UK facility. See Note 15 for further information regarding the restructuring and associated impairment of long-lived assets. There were no impairments of property and equipment recorded during the three and six months ended June 30, 2024.

6.Leases
The Company leases space for its corporate offices and research and development facilities under non-cancellable operating leases.

As a result of the 2025 Restructuring, and in accordance with the UK facility lease agreement which allows for early termination upon notice and payment of breakage fees, the Company notified the landlord of its intention to terminate the lease. As a result, the associated lease liability and right-of-use asset were remeasured to $1.4 million and $0.4 million, respectively, reflecting the revised lease payments and term end date of January 28, 2026. The remeasurement resulted in a $6.8 million reduction to the lease liability and right-of-use asset as of June 30, 2025.

The remaining right-of-use asset associated with the UK facility was assessed for impairment as part of the overall asset group. See Note 15 for further information regarding the restructuring and associated impairment of long-lived assets.

On May 15, 2025, the Company modified the terms of its existing lease for its office in New Jersey, USA. The existing lease contract was scheduled to expire on June 30, 2025. The Company extended the term of the lease by eighteen months commencing on July 1, 2025 and expiring on December 31, 2026. Accordingly, the Company remeasured its lease liability and adjusted its right-of-use asset based on the revised lease term.

Maturities of lease liabilities are as follows:

Year ending December 31, 2025	$889
Year ending December 31, 2026	1,221
Year ending December 31, 2027	165
Year ending December 31, 2028	165
Year ending December 31, 2029	165
Thereafter	641
Total lease payments	3,246
Less: imputed interest	196
Present value of lease liabilities	$3,050

Other supplemental information related to leases is summarized below:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	3.8	6.3

Weighted average discount rate	3.8%	4.6%
7.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued R&D costs	$21,677	$20,523
Accrued payroll and benefits	5,996	13,600
Accrued restructuring costs	6,631	—
Gross-to-net sales adjustments, short-term	8,369	15,697
Operating lease liabilities, short-term	1,792	1,371
Other	10,519	11,249
	$54,984	$62,440

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

For the three and six months ended June 30, 2025, the Company recorded interest expense on the senior secured term loan in the amount of $4,274 and $8,059, respectively, and $4,413 and $8,816 for the three and six months ended June 30, 2024, respectively, which was recorded in interest expense in the unaudited condensed consolidated statements of operations. The effective interest rate (“EIR”) at June 30, 2025 was 16.15%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$3,624	$3,973	$7,218	$7,873
Amortization of debt discount	650	440	841	943
Total	$4,274	$4,413	$8,059	$8,816
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $114.5 million and $113.6 million as of June 30, 2025 and December 31, 2024, respectively.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2025 (remainder)	$—
2026 (commencing third quarter)	3,090
2027	9,330
2028	12,480
2029	99,840
Total	$124,740

9.Deerfield warrants
Pursuant to the Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to purchase an aggregate of 4,412,840 common shares. The warrants consisted of warrants to purchase an aggregate of 2,631,578 common shares at an exercise price of $24.70 per share and warrants to purchase an aggregate of 1,781,262 common shares at an exercise price of $28.07 per share. Each warrant was exercisable, on a cash or a cashless basis, at the option of the holder, at any time on or prior to May 19, 2025. The warrant obligation, which was included in other long-term liabilities in the unaudited condensed consolidated balance sheets, was remeasured to fair value at the end of each reporting period. Changes in the fair value losses of the warrant obligation at the end of each period were recorded in the unaudited condensed consolidated statements of operations.

During the three and six months ended June 30, 2025, the Company did not recognize any expense or income as a result of changes in the fair value of the warrant obligation. For the three and six months ended June 30, 2024, the Company recognized income (expense) of $2.2 million and $(0.8) million, respectively. This amount was recorded to Other, net in the unaudited condensed consolidated statements of operations. The warrants expired on May 19, 2025 in accordance with their terms and therefore, there were no warrants outstanding as of June 30, 2025. The fair value of the warrant obligation as of December 31, 2024 was $0. See Note 16, "Other income (expense)" for further information.

The Company valued the Deerfield warrant obligation using a Black-Scholes option-pricing model. Key inputs for the valuation of the warrant obligation as of December 31, 2024 were as follows:

As of
December 31, 2024
Exercise price in $	24.70 and 28.07
Share price in $	1.99
Risk-free interest rate	4.3%
Expected volatility	83.0%
Expected term (years)	0.4 years
Dividend yield	—
Black-Scholes value in $	nil and nil

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

The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Liability balance at January 1, 2024	$309,613
Less: royalty payments	5,384
Plus: interest expense	33,608
Less: cumulative catch-up adjustment, Other, net	11,178
Liability balance at December 31, 2024	326,659
Less: royalty payments	3,220
Plus: interest expense	17,168
Less: cumulative catch-up adjustment, Other, net	196
Liability balance at June 30, 2025	$340,411

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

The net periodic benefit cost for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net periodic benefit cost:
Service cost	$209	$183	$397	$347
Interest cost	28	37	53	75
Expected return on plan assets	(72)	(59)	(137)	(118)
Amortization of prior service cost	(47)	(40)	(89)	(81)
Amortization of actuarial losses	5	—	10	—
Net periodic benefit cost	$123	$121	$234	$223

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

Contingent liabilities

As a result of the 2025 Restructuring, and in accordance with the UK lease agreement, the Company notified the landlord of its intention to terminate the lease. In accordance with the lease terms, the landlord may require the Company to return the leased space to its original condition upon termination of the lease agreement, including the removal of the Company’s leasehold improvements. There remains uncertainty in relation to the specific works to be removed, if any, and amounts are not reasonably estimable at June 30, 2025. Therefore, no liability has been recorded at June 30, 2025. The Company will monitor negotiations with the landlord and record a liability when amounts become reasonably estimable.

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
13.Shareholders’ equity

2025 Private Placement

On June 11, 2025, the Company entered into securities purchase agreements for the sale of its equity securities to certain institutional investors. In the private placement, the Company sold 13,031,161 common shares at $3.53 per share, which was the last reported sale price of the common shares on the New York Stock Exchange on June 11, 2025, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 15,734,267 common shares at $3.43 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price of CHF 0.08 per pre-funded warrant (collectively, the “2025 Private Placement”). The private placement closed on June 16, 2025. Gross proceeds from the 2025 Private Placement were $100.0 million, and, after giving effect to $6.9 million of transaction costs related to the private placement, net proceeds were $93.1 million.

The Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the Pre-Funded Warrant. The Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.

Accounting for the 2025 Private Placement and Pre-funded Warrants

The Company has accounted for the common shares and Pre-funded Warrants described above each as freestanding financial instruments.

The common shares for the private placement were issued from the Company’s capital range. The common shares were recorded as $42.4 million to equity for the issuance of the common shares, net of transaction costs accrued and paid, and an increase in cash and cash equivalents.

The warrants are freestanding financial instruments that are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815, including the warrant holders cannot require “net cash settlement” in a circumstance outside of the Company’s control, and there is sufficient authorized and unissued shares to settle the warrants. Accordingly, these warrants are recognized as $50.8 million in equity and accounted for as a component of additional paid-in capital at the time of issuance, net of transaction costs accrued and paid, and an increase in cash and cash equivalents.

Transaction costs have been allocated to the warrants and the common shares based on the relative fair value method. Transaction costs associated to the warrants and common shares have been deducted from the respective instrument in equity.

14.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Types of goods and services
Product revenues, net	$18,085	$17,030	$35,489	$34,878
License revenues	—	—	5,000	—
Royalties	754	380	1,383	585
Total revenue	$18,839	$17,410	$41,872	$35,463

Customer Location
U.S.	$18,085	$17,030	$35,489	$34,878
EMEA(1)	754	380	6,383	585
Total revenue	$18,839	$17,410	$41,872	$35,463
(1) Europe, the Middle East and Africa

Product revenues, net
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three and six months ended June 30, 2025:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of April 1, 2025	$9,672	$2,367	$12,039
GTN accruals for current period	2,020	3,904	5,924
Prior period adjustments	—	(241)	(241)
Credits, payments and reclassifications	—	(3,540)	(3,540)
Balance as of June 30, 2025	$11,692	$2,490	$14,182

Balance as of January 1, 2025	$15,103	$2,386	$17,489
GTN accruals for current period	3,969	8,010	11,979
Prior period adjustments	(200)	(573)	(773)
Credits, payments and reclassifications	(7,180)	(7,333)	(14,513)
Balance as of June 30, 2025	$11,692	$2,490	$14,182
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three and six months ended June 30, 2024:

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
The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable, net	$1,844	$1,792
Other current and non-current liabilities	12,338	15,697
	$14,182	$17,489

Customers from which we derive more than 10% of our total product revenues for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
McKesson	40%	37%	37%	40%
AmerisourceBergen Corporation(1)	39%	35%	40%	36%
Cardinal Health	21%	28%	23%	24%
(1) AmerisourceBergen also operates under the name Cencora.

License revenues

The Company is party to an exclusive license agreement with Sobi for the development and commercialization of ZYNLONTA for all hematologic and solid tumor indications outside of the U.S., greater China, Singapore and Japan. Under the terms of the agreement, the Company is eligible to receive regulatory and net sales-based milestones. In March 2025, the Company recognized $5.0 million in license revenue upon ZYNLONTA’s conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. The payment was received in the second quarter of 2025.

15.Restructuring, impairment and other related costs

On June 11, 2025, the Board of Directors approved a strategic reprioritization and restructuring plan (the “2025 Restructuring”) to focus resources on ZYNLONTA® (loncastuximab tesirine-lpyl) expansion opportunities and the advancement of its PSMA-targeting ADC. The Company will discontinue early development efforts for the remaining preclinical programs in solid tumors. In connection with the Restructuring, the Company plans to shut down its UK research and development facility and reduce its global workforce across functions by approximately 30%, which is expected to be substantially completed by September 30, 2025.

In connection with the 2025 Restructuring, the Company reported the following costs in restructuring, impairment and other related costs:

(in thousands)	Three Months Ended June 30, 2025
Severance and benefit expense	$6,677
Impairment of long-lived assets and prepaid expenses	6,414
Total restructuring, impairment and other related costs	$13,091

Severance and benefit expense

Employees affected by the reduction in force under the 2025 Restructuring are entitled to receive severance payments, continuing healthcare benefits and other employee-related costs. Costs associated with one-time termination benefits were recorded pursuant to ASC 420, while costs associated with ongoing benefit arrangements were recorded pursuant to ASC 712. As a result, the Company recorded $6.7 million to Restructuring, impairment and other related costs in the Company’s unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2025, of which $0.1 million was paid as of June 30, 2025. The remaining $6.6 million not paid as of June 30, 2025 was accrued in Accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet and the Company expects to pay the remainder of the restructuring costs by the first quarter of 2026.

Impairment of long-lived assets and prepaid expenses
As a result of the 2025 Restructuring, the Company recognized impairment losses of $6.4 million during the three months ended June 30, 2025, which included $5.4 million recorded to the long-lived asset group associated with the UK facility and $1.0 million recorded to prepaid expenses in the UK.
The long-lived asset group associated with the UK facility lease, included the right-of-use asset, leasehold improvements, lab equipment and furniture and fixtures. The $5.4 million recognized as impairment losses on the long-lived asset group were allocated to the various assets within the long-lived asset group based on their relative carrying values and consisted of $0.4 million recorded to right-of-use asset, $2.7 million recorded to leasehold improvements, $2.1 million recorded to lab equipment and $0.2 million recorded to furniture and fixtures.

16.Other income (expense)

Interest Expense

The components of Interest expense for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Deferred royalty obligation interest expense	$8,723	$8,266	$17,168	$16,359
Effective interest expense on senior secured term loan facility	4,274	4,413	8,059	8,816
Interest expense	$12,997	$12,679	$25,227	$25,175

Other, net

The components of Other, net for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Deerfield warrant obligation, change in fair value income (expense)	$—	$2,230	$—	$(838)
Cumulative catch-up adjustment, deferred royalty obligation	184	263	196	526
Exchange differences loss	(847)	(59)	(937)	(96)
R&D tax credit gain	481	320	762	567
Other, net	$(182)	$2,754	$21	$159

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
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 22,591,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of June 30, 2025, the Company has 1,550,150 common shares available for the future issuance of share-based equity awards.

As of June 30, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $163,574 and $160,945, respectively. The amounts of expense (reversal) recognized for all awards for services received during the three and six months ended June 30, 2025 were $1,270 and $2,880, respectively, and $848 and $(133) during the three and six months ended June 30, 2024, respectively.

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On February 13, 2025 the Company issued its 2025 annual equity award under the Conditional Share Capital Plan, which was approved by the Compensation Committee of the Board of Directors and by the Board of Directors for the senior management team, consisted of 5,015,765 RSUs. No share options were issued in connection with this award. As of June 30, 2025, the Company has 1,582,328 common shares available for the future issuance of share-based equity awards.
As of June 30, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $4,194 and $2,964. The amounts of expense for all awards recognized for services received during the three and six months ended June 30, 2025 were $682 and $1,230, respectively, and $975 and $2,038 during the three and six months ended June 30, 2024, respectively.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 1,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of June 30, 2025, the Company has 223,900 common shares available for the future issuance of share-based equity awards under this plan.
As of June 30, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Inducement Plan was $927 and $554. The amounts of expense for all awards recognized for services received during the three and six months ended June 30, 2025 were $110 and $373, respectively, and $95 during the three and six months ended June 30, 2024.
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
The expense (reversal) recognized for services received during the three and six months ended June 30, 2025 were $454 and $1,583, respectively, and $689 and $(745) during the three and six months ended June 30, 2024, respectively

Movements in the number of awards outstanding under the Plans described above and their related weighted average strike prices are as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2024	$8.69	10,697,288	7.56	$—
Granted	2.54	362,950
Forfeited	3.62	(320,972)
Expired	17.62	(75,599)
Exercised	1.87	(18,565)
Outstanding as of June 30, 2025	$8.59	10,645,102	6.96	$—

As of June 30, 2025, 6,814,416 awards are vested and exercisable out of the total outstanding awards of 10,645,102 common shares. As of June 30, 2025, the weighted average strike price and weighted average remaining life for vested and exercisable awards is $11.40 and 6.25 years, respectively. Awards outstanding as of June 30, 2025 have expiration dates through 2035. The weighted average grant date fair value of the awards granted during the three and six months ended June 30, 2025 was $2.20. The aggregate intrinsic value of vested and exercisable options was zero. As of June 30, 2025, the unrecognized compensation cost related to 3,830,686 unvested share options expected to vest was $5.2 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.55 years.
The fair values of the options granted under the 2019 Equity Incentive Plan and the Inducement Plan were determined on the date of the grant using the Black-Scholes option-pricing model.
The fair values of the options granted during the three and six months ended June 30, 2025 and 2024 were determined on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share price, in $	1.35-3.59	3.31-4.71	1.35-3.59	1.69-4.86
Strike price, in $	1.35-3.59	3.31-4.71	1.35-3.59	1.69-4.86
Expected volatility, in %	100	95	100	95
Award life, in years	6.08	6.08	6.08	6.08
Expected dividends	—	—	—	—
Risk-free interest rate, in %	3.97-4.14	4.24-4.54	3.97-4.43	3.75-4.54
Expected volatility is historical volatility of our common stock. The award life for options granted was based on the time interval between the date of grant and the date during the ten-year life after which, when making the grant, the Company expected on average that participants would exercise their options.

RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets. The expense recognized for services received during the three and six months ended June 30, 2025 is $1,608 and $2,900, respectively, and $1,229 and $2,745 during the three and six months ended June 30, 2024, respectively. An amount of $250 was withheld for tax withholding obligations during the three and six ended June 30, 2024.

The following table summarizes the RSU awards outstanding as of June 30, 2025:

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2024	3,106,310	$1.81
Granted	5,295,765	1.71
Vested (1)	(511,433)	5.38
Forfeited	(487,974)	1.42
June 30, 2025	7,402,668	$1.52
(1) Includes 87,054 shares withheld to cover tax withholding obligations in connection with the vesting of RSUs previously granted.
The total fair value of RSU awards vested (as measured on the date of vesting) during the six months ended June 30, 2025 was $1,364.
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
The expense recognized related to the ESPP during the three and six months ended June 30, 2025 is $0 and $70 and $146 during the three and six months ended June 30, 2024, respectively.
18.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net loss	$(56,646)	$(36,544)	$(95,248)	$(83,150)
Weighted average number of shares outstanding	113,743,358	95,691,245	110,490,935	89,121,783
Basic and diluted loss per share	$(0.50)	$(0.38)	$(0.86)	$(0.93)
For the three and six months ended June 30, 2025 and 2024, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding and also include the Pre-funded warrants issued in connection with the 2024 Equity Offering and the 2025 Private Placement. The calculation excludes shares to be issued under the Share-based Compensation Plans, the Company’s Deerfield warrants and shares to be issued under the 2022 ESPP as the effect of including those shares would be anti-dilutive. See Note 8, “Senior secured term loan facility,” Note 9, “Deerfield warrants”, and Note 17, “Share-based compensation,” for further information.

Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2025	2024
2019 Equity Incentive Plan - Share Options	9,869,002	9,269,223
Inducement Plan - Share Options	776,100	688,800
2019 Equity Incentive Plan - RSUs	3,131,764	623,335
Conditional Share Capital Plan - RSUs	4,270,904	5,166,541
Outstanding warrants	527,295	4,940,135
	18,575,065	20,688,034
19.Segment reporting
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

The following table is the summary of the segment profit or loss information, including the significant expense categories for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues, net	$18,839	$17,410	$41,872	$35,463
Significant operating expenses:
Cost of product sales	(836)	(1,217)	(2,897)	(3,727)
Research and development(1)	(29,605)	(23,887)	(57,540)	(50,172)
Selling and marketing(1)	(9,760)	(10,504)	(20,077)	(22,534)
General and administrative(1)	(7,632)	(8,855)	(16,395)	(19,538)
Restructuring and impairment expenses	(13,091)	—	(13,091)	—
Share-based compensation	(2,062)	(1,988)	(4,483)	(2,146)
Total operating expenses	(62,986)	(46,451)	(114,483)	(98,117)
Loss from operations	(44,147)	(29,041)	(72,611)	(62,654)
Other segment items(2)	(12,499)	(7,503)	(22,637)	(20,496)
Net loss	$(56,646)	$(36,544)	$(95,248)	$(83,150)

(1)Excludes share-based compensation.
(2)Includes Other expense, net, Income tax expense and Equity in net losses of joint venture.

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

Business Overview
ADC Therapeutics is a commercial-stage global leader and pioneer in the field of antibody drug conjugates (“ADCs”), transforming treatment for patients through our focused portfolio with ZYNLONTA ® (loncastuximab tesirine-lpyl) and an early stag prostate-specific membrane antigen targeting ADC (“PSMA-targeting ADC”). Headquartered in Lausanne (Biopôle), Switzerland, with operations in London and New Jersey, ADC Therapeutics is focused on driving innovation in ADC development with specialized capabilities from clinical to manufacturing and commercialization.

Our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. FDA, conditional approval from the European Commission, conditional approval from the China National Medical Products Administration (“NMPA”) and conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We are seeking to continue expanding ZYNLONTA internationally, and into earlier lines of DLBCL and indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (”FL”), as a single agent and in combination through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase 1b clinical trial as well as through investigator-initiated trials (“IITs”) at leading institutions. In the second quarter of 2025, the company discontinued the Phase 1/2 ADCT 602 clinical trial, sponsored by The University of Texas MD Anderson Cancer Center.

Beyond ZYNLONTA, ADC Therapeutics is leveraging its expertise to advance IND-enabling activities for a next-generation PSMA-targeting ADC which utilizes a differentiated exatecan-based payload with a novel hydrophilic linker.

On June 11, 2025, the Board of Directors approved a strategic reprioritization and restructuring plan (the “2025 Restructuring”) to focus resources on ZYNLONTA expansion opportunities and the advancement of its preclinical exatecan-based PSMA-targeting ADC. The Company will discontinue early development efforts for the remaining preclinical programs in solid tumors. In connection with the Restructuring, the Company plans to shut down its UK research and development facility and reduce its global workforce across functions by approximately 30%, which is expected to be substantially completed by September 30, 2025.

On June 11, 2025, the Company also entered into securities purchase agreements for the sale of its equity securities to certain institutional investors. In the private placement, the Company sold 13,031,161 common shares at $3.53 per share, which was the last reported sale price of the common shares on the New York Stock Exchange on June 11, 2025, and pre-funded warrants to purchase 15,734,267 common shares at $3.43 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price of CHF 0.08 per pre-funded warrant (collectively, the “2025 Private Placement”). The private placement closed on June 16, 2025. Gross proceeds from the 2025 Private Placement were $100.0 million, and, after giving effect to $6.9 million of transaction costs related to the private placement, net proceeds were $93.1 million.

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands, except percentages and per share)	2025	2024	Change	% Change
Revenue
Product revenues, net	$18,085	$17,030	$1,055	6.2%
License revenues and royalties	754	380	374	98.4%
Total revenue, net	18,839	17,410	1,429	8.2%

Operating expense
Cost of product sales	(836)	(1,217)	381	(31.3)%
Research and development	(30,090)	(24,295)	(5,795)	23.9%
Selling and marketing	(10,147)	(10,701)	554	(5.2)%
General and administrative	(8,822)	(10,238)	1,416	(13.8)%
Restructuring, impairment and other related costs	(13,091)	—	(13,091)	100.0%
Total operating expense	(62,986)	(46,451)	(16,535)	35.6%
Loss from operations	(44,147)	(29,041)	(15,106)	52.0%

Other income (expense)
Interest income	1,934	3,253	(1,319)	(40.5)%
Interest expense	(12,997)	(12,679)	(318)	2.5%
Other, net	(182)	2,754	(2,936)	(106.6)%
Total other expense, net	(11,245)	(6,672)	(4,573)	68.5%

Loss before income taxes	(55,392)	(35,713)	(19,679)	55.1%
Income tax expense	(1,254)	(234)	(1,020)	435.9%
Loss before equity in net losses of joint venture	(56,646)	(35,947)	(20,699)	57.6%
Equity in net losses of joint venture	—	(597)	597	(100.0)%
Net loss	$(56,646)	$(36,544)	$(20,102)	55.0%

Net loss per share, basic and diluted	$(0.50)	$(0.38)	$(0.12)	31.6%

Revenue

Product Revenues, net
We generate product revenue through the sale of ZYNLONTA in the United States. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. In the long term, we expect that our product revenue will increase as we execute our business strategy, although our product revenue may fluctuate from period to period based on a number of factors, including patient demand, as well as the timing, dose and duration of patient therapy and customers’ ordering patterns and GTN deductions. We expect a relatively consistent level of GTN sales adjustments as a percentage of gross sales, but may also experience variability in GTN sales adjustments due to additional information and actual experience such as actual rebate and return rates.
Product revenues, net, were $18.1 million for the three months ended June 30, 2025 as compared to $17.0 million for the three months ended June 30, 2024, an increase of $1.1 million, or 6.2%. The increase is primarily attributable to a higher price and higher sales volume, partially offset by an increase in GTN sales adjustments.

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
License revenues and royalties were $0.8 million for the three months ended June 30, 2025 as compared to $0.4 million for the three months ended June 30, 2024, an increase of $0.4 million. The increase was attributable to increased royalty revenue from our exclusive license agreement with SOBI to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan.
Operating Expenses
Cost of Product Sales
Cost of product sales primarily includes direct and indirect costs relating to the third-party manufacture and distribution of ZYNLONTA, royalties payable to a collaboration partner based on net product sales of ZYNLONTA and inventory write-downs. We expect that cost of product sales will increase over time as we sell through pre-approval inventory that was previously expensed prior to commercialization under U.S. GAAP. Factors such as inflation, tariffs and other external factors may also increase our cost of product sales as a percentage of product revenue if we are not able to increase the price at which we sell ZYNLONTA to offset such increases in our cost of product sales.

Cost of product sales were $0.8 million for the three months ended June 30, 2025 as compared to cost of product sales of $1.2 million for the three months ended June 30, 2024, a decrease of $0.4 million, or 31.3%. The decrease in cost of product sales was attributable to lower shipping and storage charges for the three months ended June 30, 2025.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
External costs and overhead	$17,793	$12,858	$4,935
Employee expenses(1)	11,812	11,029	783
Share-based compensation expense	485	408	77
Research and development expenses	$30,090	$24,295	$5,795
(1) Excludes share-based compensation expense.

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

Our R&D expenses were $30.1 million for the three months ended June 30, 2025 as compared to $24.3 million for the three months ended June 30, 2024, an increase of $5.8 million, or 23.9%. The increase in R&D expenses was primarily; driven by timing and enrollment of ZYNLONTA clinical trials and related costs in connection with the LOTIS-5 and LOTIS-7 trials. The increase was also partially attributable to costs associated with IND-enabling activities for the PSMA-targeting ADC program. These increases were partially offset by a reduction in spending on discontinued programs including ADCT-601 that was discontinued in November 2024 for which we continue to incur close-out costs, and our preclinical product candidates and research pipeline as a result of the strategic re-prioritization announced in the second quarter of 2025. We expect to continue to incur research and development costs in connection with the ongoing ZYNLONTA clinical trials, and that costs associated with IND-enabling activities for the PSMA-targeting ADC asset will wind down by the end of 2025.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
External costs and overhead	$4,005	$4,850	$(845)
Employee expenses(1)	5,755	5,654	101
Share-based compensation expense	387	197	190
Selling and marketing expenses	$10,147	$10,701	$(554)
(1) Excludes share-based compensation expense.

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

Selling and marketing expenses were $10.1 million for the three months ended June 30, 2025 as compared to $10.7 million for the three months ended June 30, 2024, a decrease of $0.6 million or 5.2%. The decrease in external costs and overhead was primarily attributable to a $0.8 million reduction of marketing and advertising expenses as a result of cost cutting initiatives. The increase in employee expenses was primarily due to higher wages and benefits of $0.1 million. The increase in share-based compensation expense of $0.2 million was primarily due to the timing of forfeitures of awards in connection with employee terminations.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
External costs and overhead	$3,119	$3,897	$(778)
Employee expenses(1)	4,515	4,958	(443)
Share-based compensation expense	1,188	1,383	(195)
General and administrative expenses	$8,822	$10,238	$(1,416)
(1) Excludes share-based compensation expense.
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

General and administrative expenses were $8.8 million for the three months ended June 30, 2025 as compared to $10.2 million for the three months ended June 30, 2024, an overall decrease of $1.4 million, or 13.8%. The decrease in external costs and overhead of $0.8 million was primarily related to lower professional fees of $0.3 million primarily as a result of lower legal and accounting expenses, lower insurance costs of $0.3 million and lower travel and IT costs of $0.2 million. The decrease in employee expenses was primarily due to lower wages and benefits of $0.2 million and lower recruitment costs of $0.2 million. The decrease in share-based compensation expense was primarily due to the timing of forfeitures of awards in connection with employee terminations.

Restructuring, Impairment and Other Related Costs
In connection with the 2025 Restructuring we incurred restructuring, impairment and other related costs, which included severance and related benefit costs and charges related to impairment of long-lived assets and prepaid expenses.
Restructuring, impairment, and other related costs were $13.1 million for the three months ended June 30, 2025 and consisted of $6.7 million in severance and related benefit costs, the majority of which are expected to be paid by the end of

2025, and $6.4 million in non-cash impairment of long-lived assets and prepaid expenses. We did not incur restructuring, impairment and other related costs during the three months ended June 30, 2024.

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
Interest income was $1.9 million for the three months ended June 30, 2025 as compared to $3.3 million for the three months ended June 30, 2024, a decrease of $1.3 million, or 40.5%. The decrease was primarily due to lower yields received on our cash deposits and lower average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $13.0 million for the three months ended June 30, 2025 as compared to $12.7 million for the three months ended June 30, 2024, an increase of $0.3 million, or 2.5%. The increase was primarily related to higher accretion of our deferred royalty obligation with HCR of $0.4 million as a result of higher total revenue, net, partially offset by lower interest on our senior secured term loan facility of $0.1 million as a result of a lower effective interest rate.
Income Tax Expense
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax expense of $1.3 million for the three months ended June 30, 2025 as compared to $0.2 million for the three months ended June 30, 2024, primarily driven by a tax adjustment recorded in our UK operations as a result of the 2025 restructuring.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating OBBB and an estimate of the financial impact cannot be made at this time. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

Equity in Net Losses of Joint Venture

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Share of Overland ADCT BioPharma net loss	$—	$(597)	$597

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $0.6 million for the three months ended June 30, 2024. We recorded our share of Overland ADCT Biopharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands, except percentages and per share)	2025	2024	Change	% Change
Revenue
Product revenues, net	$35,489	$34,878	$611	1.8%
License revenues and royalties	6,383	585	5,798	991.1%
Total revenue, net	41,872	35,463	6,409	18.1%

Operating expense
Cost of product sales	(2,897)	(3,727)	830	(22.3)%
Research and development	(59,018)	(50,030)	(8,988)	18.0%
Selling and marketing	(20,700)	(22,091)	1,391	(6.3)%
General and administrative	(18,777)	(22,269)	3,492	(15.7)%
Restructuring, impairment and other related costs	(13,091)	—	(13,091)	100.0%
Total operating expense	(114,483)	(98,117)	(16,366)	16.7%
Loss from operations	(72,611)	(62,654)	(9,957)	15.9%

Other income (expense)
Interest income	3,988	6,201	(2,213)	(35.7)%
Interest expense	(25,227)	(25,175)	(52)	0.2%
Other, net	21	159	(138)	(86.8)%
Total other expense, net	(21,218)	(18,815)	(2,403)	12.8%

Loss before income taxes	(93,829)	(81,469)	(12,360)	15.2%
Income tax expense	(1,419)	(397)	(1,022)	257.4%
Loss before equity in net losses of joint venture	(95,248)	(81,866)	(13,382)	16.3%
Equity in net losses of joint venture	—	(1,284)	1,284	(100.0)%
Net loss	$(95,248)	$(83,150)	$(12,098)	14.5%

Net loss per share, basic and diluted	$(0.86)	$(0.93)	$0.07	(7.5)%

Revenue

Product Revenues, net
We generate product revenue through the sale of ZYNLONTA in the United States. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. In the long term, we expect that our product revenue will increase as we execute our business strategy, although our product revenue may fluctuate from period to period based on a number of factors, including patient demand, as well as the timing, dose and duration of patient therapy and customers’ ordering patterns and GTN deductions. We expect a relatively consistent level of GTN sales adjustments as a percentage of gross sales, but may also experience variability in GTN sales adjustments due to additional information and actual experience such as actual rebate and return rates.
Product revenues, net, were $35.5 million for the six months ended June 30, 2025 as compared to $34.9 million for the six months ended June 30, 2024, an increase of $0.6 million, or 1.8%. The increase is primarily attributable to a higher net selling price.

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
Royalties were $6.4 million for the six months ended June 30, 2025 as compared to $0.6 million for the six months ended June 30, 2024, an increase of $5.8 million. We have an exclusive license agreement with SOBI to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan. In March 2025, the Company recognized $5.0 million in license revenue in connection with a milestone due upon ZYNLONTA’s conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy, which was paid to us by SOBI in the second quarter of 2025. The increase was also attributable to increased royalty revenue from SOBI.
Operating Expenses
Cost of Product Sales
Cost of product sales primarily includes direct and indirect costs relating to the third-party manufacture and distribution of ZYNLONTA, royalties payable to a collaboration partner based on net product sales of ZYNLONTA and inventory write-downs. We expect that cost of product sales will increase over time as we sell through pre-approval inventory that was previously expensed prior to commercialization under U.S. GAAP. Factors such as inflation, tariffs and other external factors may also increase our cost of product sales as a percentage of product revenue if we are not able to increase the price at which we sell ZYNLONTA to offset such increases in our cost of product sales.

Cost of product sales were $2.9 million for the six months ended June 30, 2025 as compared to cost of product sales of $3.7 million for the six months ended June 30, 2024, a decrease of $0.8 million, or 22.3%. The decrease in cost of product sales was primarily driven by a $1.1 million batch cancellation fee recognized during the six months ended June 30, 2024 and $0.3 million attributable to lower shipping and storage charges for the six months ended June 30, 2025. This decrease was partially offset by higher inventory write-downs of $0.6 million during the six months ended June 30, 2025.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
External costs and overhead	$33,050	$26,788	$6,262
Employee expenses(1)	24,490	23,384	1,106
Share-based compensation expense (reversal)	1,478	(142)	1,620
Research and development expenses	$59,018	$50,030	$8,988
(1) Excludes share-based compensation expense (reversal).
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

Our R&D expenses were $59.0 million for the six months ended June 30, 2025 as compared to $50.0 million for the six months ended June 30, 2024, an increase of $9.0 million, or 18.0%. The increase in R&D expenses for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily driven by timing of CMC costs incurred in connection with IND-enabling activities for the PSMA-targeting ADC program and the timing and enrollment of our

ZYNLONTA clinical trials and related costs incurred in connection with the LOTIS 5 and LOTIS 7 trials. These increases were partially offset by a reduction in spending on discontinued programs, including ADCT-601 that was discontinued in November 2024 for which we continue to incur close-out costs, and our preclinical product candidates and research pipeline as a result of the strategic re-prioritization announced in the second quarter of 2025. We expect to continue to incur research and development costs in connection with the ongoing ZYNLONTA clinical trials, and that costs associated with IND-enabling activities for the PSMA-targeting ADC asset will wind down by the end of 2025.

Share-based compensation expense was $1.5 million for the six months ended June 30, 2025 as compared to a reversal of $0.1 million for the six months ended June 30, 2024, an increase of $1.6 million. The increase was primarily driven by the forfeitures of awards in connection with employee terminations in the prior year.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
External costs and overhead	$8,632	$10,662	$(2,030)
Employee expenses(1)	11,445	11,872	(427)
Share-based compensation expense (reversal)	623	(443)	1,066
Selling and marketing expenses	$20,700	$22,091	$(1,391)
(1) Excludes share-based compensation expense (reversal).
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

Selling and marketing expenses were $20.7 million for the six months ended June 30, 2025 as compared to $22.1 million for the six months ended June 30, 2024, a decrease of $1.4 million or 6.3%. The decrease in external costs and overhead was primarily attributable to $1.8 million in lower spend on marketing and advertising expenses and $0.2 million in lower travel and IT expenses as a result of reduced spending initiatives within the U.S. The decrease in employee expenses was primarily due to lower wages and benefits of $0.4 million. The increase in share-based compensation expense of $1.1 million was primarily due to the timing of forfeitures of awards in connection with employee terminations.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
External costs and overhead	$6,831	$9,774	$(2,943)
Employee expenses(1)	9,565	9,764	(199)
Share-based compensation expense	2,381	2,731	(350)
General and administrative expenses	$18,777	$22,269	$(3,492)
(1) Excludes share-based compensation expense.
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
General and administrative expenses were $18.8 million for the six months ended June 30, 2025 as compared to $22.3 million for the six months ended June 30, 2024, a decrease of $3.5 million, or 15.7%. The decrease in external costs and overhead was primarily related to lower professional fees of $1.7 million primarily as a result of lower legal and accounting expenses, VAT recoveries of $0.5 million, lower insurance costs of $0.4 million and lower travel and IT costs of $0.4 million. The decrease in employee expenses was primarily due to lower recruitment costs of $0.4 million, partially offset by higher wages and benefits of $0.2 million. The decrease in share-based compensation expense was primarily due to the timing of forfeitures of awards in connection with employee terminations.

Restructuring, Impairment and Other Related Costs
In connection with the 2025 Restructuring we incurred restructuring, impairment and other related costs, which included severance and related benefit costs and charges related to impairment of long-lived assets and prepaid expenses.
Restructuring, impairment, and other related costs were $13.1 million for the six months ended June 30, 2025 and consisted of $6.7 million in severance and related benefit costs, the majority of which are expected to be paid by the end of 2025, and $6.4 million in impairment of long-lived assets and prepaid expenses. We did not incur restructuring, impairment and other related costs during the six months ended June 30, 2024.

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
Interest income was $4.0 million for the six months ended June 30, 2025 as compared to $6.2 million for the six months ended June 30, 2024, a decrease of $2.2 million or 35.7%. The decrease was primarily due to lower yields received on our cash deposits and lower average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was relatively flat at $25.2 million for the six months ended June 30, 2024 and June 30, 2025. This was due to higher accretion of our deferred royalty obligation with HCR of $0.8 million as a result of higher total revenue, net, partially offset by lower interest on our senior secured term loan facility of $0.7 million as a result of a lower effective interest rate.
Income Tax Expense
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax expense of $1.4 million for the six months ended June 30, 2025 as compared to $0.4 million for the six months ended June 30, 2024, primarily driven by a tax adjustment recorded in our UK operations as a result of the 2025 restructuring.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating OBBB and an estimate of the financial impact cannot be made at this time. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

Equity in Net Losses of Joint Venture

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Share of Overland ADCT BioPharma net loss	$—	$(1,284)	$1,284

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $1.3 million for the six months ended June 30, 2024. We recorded our share of Overland ADCT Biopharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture.

Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $264.6 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of this report.
We plan to continue to fund our operating needs through our existing cash and cash equivalents, revenues from sales of ZYNLONTA, milestone and royalty payments under our licensing agreements and additional equity financings, debt financings and/or other forms of financing, as well as potential funds provided by collaborations. We are continuously exploring strategic collaborations, business combinations, licensing opportunities or similar strategies for clinical development and commercialization of ZYNLONTA and/or our PSMA-targeting ADC. However, we may be unable to obtain such financing, licensing and collaboration arrangements on favorable terms, if at all.

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

On June 16, 2025, the Company completed a $100.0 million private placement which resulted in net proceeds of $93.1 million and included the sale of common shares and pre-funded warrants (the “Pre-Funded Warrants”). The Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the Pre-Funded Warrant. The Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.

Uses of Capital Resources

Our primary uses of capital are, and we expect will continue to be, research and development expenses, selling and marketing expenses, compensation and related expenses, interest and principal payments on debt obligations and other operating expenses. We expect to incur substantial expenses as we continue to devote substantial resources to research and development and marketing and commercialization efforts, in particular to grow ZYNLONTA in the 3L+ DLBCL setting, continue to study and advance ZYNLONTA in earlier lines of therapy and in combinations to potentially expand our market opportunity and further develop our PSMA-targeting ADC. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses, as well as the timing of collecting receivables from the sale of ZYNLONTA and paying royalties related to our deferred royalty obligation.

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(80,421)	$(76,940)	$(3,481)
Investing activities	(264)	(561)	297
Financing activities	94,054	99,053	(4,999)
Net change in cash and cash equivalents	$13,369	$21,552	$(8,183)

Net Cash Used in Operating Activities
Net cash used in operating activities was $80.4 million for the six months ended June 30, 2025 as compared to $76.9 million for the six months ended June 30, 2024, an increase of $3.5 million. The increase was primarily due to the payment of the 2023 discarded drug rebate of $7.2 million paid in the first quarter of 2025, a $4.0 million period over period increase in annual bonus and retention payments, partially offset by a $3.0 million period over period increase in partner collections and the timing of other operating cash payments and receipts.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2025 as compared to $0.6 million for the six months ended June 30, 2024, a decrease of $0.3 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $94.1 million for the six months ended June 30, 2025 and primarily related to the net proceeds received from the completion of the Company’s 2025 Private Placement in June 2025. Net cash provided by financing activities was $99.1 million for the six months ended June 30, 2024 and primarily related to the net proceeds received from the completion of the Company’s 2024 Equity Offering in May 2024.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations and Commitments

As a result of the 2025 Restructuring, and in accordance with the UK facility lease agreement, the Company notified the landlord of its intention to terminate the lease. In accordance with the lease terms, the landlord may require the Company to return the leased space to its original condition upon termination of the lease agreement, including the removal of the Company’s leasehold improvements. There remains uncertainty in relation to the specific works to be removed, if any, and amounts are not reasonably estimable as of June 30, 2025. Therefore, no liability has been recorded as of June 30, 2025. The Company will monitor negotiations with the landlord and record a liability when amounts become reasonably estimable. There have been no further changes from the contractual obligations and commitments previously disclosed in our Annual Report.

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

Changes in tariffs could increase our cost of sales and our operating expenses.

The U.S. government has recently announced, and is expected to continue to announce, significant changes to its trade policy, including the imposition of tariffs. Negotiations between the United States and other countries are ongoing, and the outcome of those negotiations and the scope of any tariff exemptions remain uncertain. We operate internationally and our products are manufactured outside of the United States, primarily in Europe. As a result, we may experience higher costs of sales and increased operating expenses in the future due to tariffs that may be imposed on U.S imports of our product for commercial sale in the U.S. These tariffs could adversely affect our financial condition and results of operations.

Changes in drug pricing policies of the current U.S. administration may negatively impact our product sales revenue.

The current administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directs the Secretary of Health and Human Services to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rule making plan to impose MFN pricing. The scope, timing, and potential impact of current and future policy initiatives remain uncertain, and accordingly, we cannot predict how such legal and regulatory changes may affect our business, operations, or financial condition. However, if MFN drug pricing is implemented, the U.S. list price of ZYNLONTA that is also being commercialized outside of the United States could be substantially reduced, which could negatively impact our U.S. product sale revenues and the overall U.S. market opportunity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information required to be reported under this item has been disclosed on Form 8-K dated June 12, 2025 and is incorporated herein by reference.

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

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	8-K	001-39071	3.1	June 5, 2025
10.1	Form of securities purchase agreement	8-K	001-39071	10.1	June 12, 2025
10.2	Form of Pre-Funded Warrant	8-K	001-39071	10.2	June 12, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA

/s/ Ameet Mallik
Date: August 12, 2025	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: August 12, 2025	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: August 12, 2025	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)