Form 10-Q
period 2025-09-30
ADC Therapeutics SA
filed 2025-11-10
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of common shares outstanding was 123,877,111 as of October 31, 2025.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$234,738	$250,867
Accounts receivable, net	22,918	20,316
Inventory	18,042	18,387
Prepaid expenses	5,928	8,370
Other current assets	5,523	9,450
Total current assets	287,149	307,390
Property and equipment, net	—	5,075
Operating lease right-of-use assets	1,393	8,354
Other long-term assets	1,216	1,161
Total assets	$289,758	$321,980
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$8,119	$18,029
Accrued expenses and other current liabilities	53,925	62,440
Total current liabilities	62,044	80,469
Deferred royalty obligation, long-term	340,170	320,093
Senior secured term loans	115,206	113,632
Operating lease liabilities, long-term	1,127	7,995
Other long-term liabilities	9,394	2,433
Total liabilities	527,941	524,622
Commitments and contingencies (See Note 12)
Shareholders’ (deficit) equity
Common shares, at CHF 0.08 par value	9,763	8,425
Issued shares: 115,187,979 at September 30, 2025 and 101,606,376 December 31, 2024; outstanding shares: 112,626,731 at September 30, 2025 and 98,861,402 at December 31, 2024
Additional paid-in capital	1,382,493	1,283,892
Treasury shares	(205)	(220)
At September 30, 2025: 2,561,248 and December 31, 2024: 2,744,974
Accumulated other comprehensive loss	(702)	(1,421)
Accumulated deficit	(1,629,532)	(1,493,318)
Total shareholders’ (deficit) equity	(238,183)	(202,642)
Total liabilities and shareholders’ (deficit) equity	$289,758	$321,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product revenues, net	$15,750	$18,016	$51,239	$52,894
License revenues and royalties	677	448	7,060	1,033
Total revenue, net	16,427	18,464	58,299	53,927
Operating expense
Cost of product sales	(1,202)	(851)	(4,099)	(4,578)
Research and development	(26,803)	(32,502)	(85,821)	(82,532)
Selling and marketing	(10,688)	(10,673)	(31,388)	(32,764)
General and administrative	(8,326)	(10,002)	(27,103)	(32,271)
Restructuring, impairment and other related costs	(377)	—	(13,468)	—
Total operating expense	(47,396)	(54,028)	(161,879)	(152,145)
Loss from operations	(30,969)	(35,564)	(103,580)	(98,218)
Other income (expense)
Interest income	2,470	3,438	6,458	9,639
Interest expense	(13,392)	(13,117)	(38,619)	(38,292)
Other, net	925	1,624	946	1,783
Total other expense, net	(9,997)	(8,055)	(31,215)	(26,870)
Loss before income taxes	(40,966)	(43,619)	(134,795)	(125,088)
Income tax expense	—	(90)	(1,419)	(487)
Loss before equity in net losses of joint venture	(40,966)	(43,709)	(136,214)	(125,575)
Equity in net losses of joint venture	—	(260)	—	(1,544)
Net loss	$(40,966)	$(43,969)	$(136,214)	$(127,119)
Net loss per share
Net loss per share, basic and diluted	$(0.30)	$(0.42)	$(1.14)	$(1.35)
Weighted average shares outstanding, basic and diluted	136,446,534	104,824,877	119,237,877	94,394,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(40,966)	$(43,969)	$(136,214)	$(127,119)
Other comprehensive (loss) income:
Remeasurement of defined benefit pension liability	(47)	(44)	(136)	(125)
Foreign currency translation adjustment	(267)	585	855	524
Other comprehensive (loss) income before share of other comprehensive loss in joint venture	(314)	541	719	399
Share of other comprehensive loss in joint venture	—	—	—	(103)
Other comprehensive (loss) income	(314)	541	719	296
Total comprehensive loss	$(41,280)	$(43,428)	$(135,495)	$(126,823)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Three and Nine Months Ended September 30, 2025

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of June 30, 2025	115,080,481	$9,753	$1,380,224	(2,581,398)	$(207)	$(388)	$(1,588,566)	$(199,184)
Loss for the period	—	—	—	—	—	—	(40,966)	(40,966)
Other comprehensive loss	—	—	—	—	—	(314)	—	(314)
Exercise of stock options	107,498	10	270	20,150	2	—	—	282
Share-based compensation expense	—	—	1,999	—	—	—	—	1,999
Balance as of September 30, 2025	115,187,979	$9,763	$1,382,493	(2,561,248)	$(205)	$(702)	$(1,629,532)	$(238,183)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2024	101,606,376	$8,425	$1,283,892	(2,744,974)	$(220)	$(1,421)	$(1,493,318)	$(202,642)
Loss for the period	—	—	—	—	—	—	(136,214)	(136,214)
Other comprehensive income	—	—	—	—	—	719	—	719
Vestings of RSUs	424,379	41	(41)	—	—	—	—	—
Exercise of stock options	126,063	12	301	20,150	2	—	—	315
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	258	163,576	13	—	—	271
Issuance of shares, June 2025 Private Placement, net of transaction costs	13,031,161	1,285	41,091	—	—	—	—	42,376
Issuance of warrants, underwritten offering, net of transaction costs	—	—	50,760	—	—	—	—	50,760
Share-based compensation expense	—	—	6,232	—	—	—	—	6,232
Balance as of September 30, 2025	115,187,979	$9,763	$1,382,493	(2,561,248)	$(205)	$(702)	$(1,629,532)	$(238,183)

ADC Therapeutics SA
Three and Nine Months Ended September 30, 2024

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of June 30, 2024	99,453,858	$8,233	$1,279,296	(2,984,217)	$(239)	$(338)	$(1,418,622)	$(131,670)
Loss for the period	—	—	—	—	—	—	(43,969)	(43,969)
Other comprehensive income	—	—	—	—	—	541	—	541
Exercise of stock options	—	—	108	55,834	3	—	—	111
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	221	162,510	14	—	—	235
Share-based compensation expense	—	—	2,806	—	—	—	—	2,806
Balance as of September 30, 2024	99,453,858	$8,233	$1,282,431	(2,765,873)	$(222)	$203	$(1,462,591)	$(171,946)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2023	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)
Loss for the period	—	—	—	—	—	—	(127,119)	(127,119)
Other comprehensive income	—	—	—	—	—	296	—	296
Vestings of RSUs	—	—	(42)	502,929	42	—	—	—
Exercise of stock options	—	—	180	87,822	5	—	—	185
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	526	392,185	32	—	—	558
Issuance of shares, underwritten offering, net of transaction costs	10,411,912	921	59,345	3,000,000	240	—	—	60,506
Issuance of warrants, underwritten offering, net of transaction costs	—	—	36,925	—	—	—	—	36,925
Share-based compensation expense	—	—	4,952	—	—	—	—	4,952
Balance as of September 30, 2024	99,453,858	$8,233	$1,282,431	(2,765,873)	$(222)	$203	$(1,462,591)	$(171,946)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities
Net loss	$(136,214)	$(127,119)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation expense	6,232	4,952
Accretion expense of deferred royalty obligation	21,348	20,964
Cumulative catch-up adjustment, deferred royalty obligation	(517)	(732)
Impairment of long-lived assets and prepaid expenses, and other related costs	7,240	—
Write-downs of inventory	1,873	1,036
Depreciation	705	993
Amortization of operating lease right-of-use assets	1,058	1,490
Share of results in joint venture	—	1,544
Amortization of debt discount, senior secured term loan	1,574	1,459
Other	426	(369)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,602)	1,058
Inventory	(1,528)	(930)
Prepaid expenses and other current assets	5,448	(2,055)
Other long-term assets	(46)	(457)
Accounts payable	(9,970)	(1,217)
Accrued expenses and other current liabilities	(9,394)	(165)
Operating lease liabilities	(1,994)	(1,499)
Other long-term liabilities	6,310	(936)
Net cash used in operating activities	(110,051)	(101,983)
Cash flows used in investing activities
Payment for purchases of property and equipment	(264)	(777)
Net cash used in investing activities	(264)	(777)
Cash flows provided by financing activities
Proceeds from the sale of common shares, net of transaction costs	42,760	60,506
Proceeds from Pre-Funded Warrants, net of transaction costs	50,760	36,925
Proceeds from share issuance under stock purchase plan	271	558
Proceeds from the exercise of stock options	315	185
Taxes paid related to net settled equity awards	(250)	—
Net cash provided by financing activities	93,856	98,174
Net decrease in cash and cash equivalents	(16,459)	(4,586)
Exchange gains on cash and cash equivalents	330	260
Cash and cash equivalents at beginning of period	250,867	278,598
Cash and cash equivalents at end of period	$234,738	$274,272
Supplemental Cash Flow Information:
Interest paid	$10,882	$11,942
Interest received	6,458	11,074
Payments made under royalty financing transaction	4,816	3,927
Supplemental Non-Cash Investing and Financing Activities:
Transaction costs recorded in Accounts payable and other current liabilities and Other long-term liabilities	384	—
Capital expenditures recorded in Accounts payable and other current liabilities	—	38

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any other interim period or for any future period.

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

Restructuring Charges
On June 11, 2025, the Board of Directors approved a strategic reprioritization and restructuring plan (the “2025 Restructuring”), pursuant to which the Company is in the process of shutting down its UK facility, and has reduced its global workforce across functions by approximately 30%. Restructuring charges consist primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. One-time termination benefits include severance, continuation of health insurance coverage for certain employees, and other company funded benefits. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. See Note 15 for additional information regarding restructuring expenses.

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

As a result of the 2025 Restructuring, the Company recognized $5.4 million of impairment losses on its long-lived asset group associated with the UK facility during the second quarter of 2025. See Note 15 for further information regarding the restructuring and associated impairment of long-lived assets.
Long-lived assets by geographic area are as follows:

(in thousands)
Country	September 30, 2025	December 31, 2024
Switzerland	$1,527	$1,460
United Kingdom	—	12,133
United States	1,082	997
	$2,609	$14,590

Income taxes

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. Under the OBBB, U.S. domestic R&D expenditures are now immediately deductible, while foreign R&D expenditures remain subject to capitalization and amortization. The Company has reflected the impact of these provisions in its estimated annual effective tax rate for the third quarter of 2025. Management does not expect the OBBB to have a material effect on the Company’s overall tax position for the current year.

Recent Accounting Pronouncements

Issued but not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning in January 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements. The Company does not anticipate that the adoption of this standard will have a material impact on our financial statements but may result in enhanced or expanded disclosures.

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
3.Fair value measurements
The carrying amount of Cash and cash equivalents, Accounts Receivable, net and Accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan and deferred royalty financing obligation. The carrying value of our senior secured term loan approximates fair value as these borrowings are based on variable market rates. The carrying value of our deferred royalty obligation approximates fair value as the loan is recorded using the amortized cost method and considers our current estimates of future royalties expected to be paid over the estimated life of the royalty purchase agreement which are level 3 inputs, adjusted for accretion and royalty payments made by the Company during the nine months ended September 30, 2025. The carrying value of the liability is updated periodically for material changes to the expected payments to HCR based on its underlying revenue projections.
The Deerfield warrants were measured at fair value on a recurring basis and were classified as Level 2. The warrants expired on May 19, 2025 in accordance with their terms and therefore, there were no warrants outstanding as of September 30, 2025. As of December 31, 2024 the value of the Deerfield warrants was $0. Fair values were estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in Note 9, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of September 30, 2025 and December 31, 2024 inventory consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Work in progress	$17,783	$18,338
Finished goods	259	49
Total inventory, net	$18,042	$18,387
Inventory write-downs of $237 and $1,873 were recognized for the three and nine months ended September 30, 2025, respectively, and nil and $1,036 were recognized for the three and nine months ended September 30, 2024, respectively, and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations.
5.Property and equipment
Property and equipment as of September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$1,472	$3,873
Laboratory equipment	2,949	4,415
Office equipment	770	970
Hardware and computer software	1,144	1,137
	6,335	10,395
Less: accumulated depreciation	(6,335)	(5,320)
Property and equipment, net	$—	$5,075

Depreciation expense was nil and $705 for the three and nine months ended September 30, 2025, respectively, and $336 and $993 for the three and nine months ended September 30, 2024, respectively.

In connection with the 2025 Restructuring, the Company recorded impairment of property and equipment of $5.0 million during the second quarter of 2025,related to leasehold improvements, lab equipment and furniture and fixtures located at the UK facility. See Note 15 for further information regarding the restructuring and associated impairment of long-lived assets. There were no impairments of property and equipment recorded during the three and nine months ended September 30, 2024.
6.Leases
The Company leases space for its corporate offices and research and development facilities under non-cancellable operating leases.

As a result of the 2025 Restructuring, and in accordance with the UK facility lease agreement which allows for early termination upon notice and payment of breakage fees, the Company notified the landlord of its intention to terminate the lease. As a result, the associated lease liability and right-of-use asset were remeasured to $1.4 million and $0.4 million, respectively, reflecting the revised lease payments and term end date of January 28, 2026. The remeasurement resulted in a $6.8 million reduction to the lease liability and right-of-use asset as of September 30, 2025.

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

Maturities of lease liabilities are as follows:

Year ending December 31, 2025	$506
Year ending December 31, 2026	582
Year ending December 31, 2027	165
Year ending December 31, 2028	165
Year ending December 31, 2029	165
Thereafter	640
Total lease payments	2,223
Less: imputed interest	163
Present value of lease liabilities	$2,060

Other supplemental information related to leases is summarized below:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	5.0	6.3

Weighted average discount rate	3.7%	4.6%

7.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued R&D costs	$23,084	$20,523
Accrued payroll and benefits	8,818	13,600
Accrued restructuring costs	3,598	—
Gross-to-net sales adjustments, short-term	7,748	15,697
Operating lease liabilities, short-term	933	1,371
Other	9,744	11,249
	$53,925	$62,440

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

For the three and nine months ended September 30, 2025, the Company recorded interest expense on the senior secured term loan in the amount of $4,396 and $12,455, respectively, and $4,585 and $13,401 for the three and nine months ended September 30, 2024, respectively, which was recorded in interest expense in the unaudited condensed consolidated statements of operations. The effective interest rate (“EIR”) at September 30, 2025 was 16.01%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$3,663	$4,069	$10,881	$11,942
Amortization of debt discount	733	516	1,574	1,459
Total	$4,396	$4,585	$12,455	$13,401
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $115.2 million and $113.6 million as of September 30, 2025 and December 31, 2024, respectively.

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

During the three and nine months ended September 30, 2025, the Company did not recognize any expense or income as a result of changes in the fair value of the warrant obligation. For the three and nine months ended September 30, 2024, the Company recognized income of $1.1 million and $0.3 million, respectively. This amount was recorded to Other, net in the unaudited condensed consolidated statements of operations. The warrants expired on May 19, 2025 in accordance with their terms and therefore, there were no warrants outstanding as of September 30, 2025. The fair value of the warrant obligation as of December 31, 2024 was $0. See Note 16, "Other income (expense)" for further information.

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

The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Liability balance at January 1, 2024	$309,613
Less: royalty payments	5,384
Plus: interest expense	33,608
Less: cumulative catch-up adjustment, Other, net	11,178
Liability balance at December 31, 2024	326,659
Less: royalty payments	4,816
Plus: interest expense	26,164
Less: cumulative catch-up adjustment, Other, net	517
Liability balance at September 30, 2025	$347,490

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

The net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net periodic benefit cost:
Service cost	$208	$185	$605	$532
Interest cost	28	40	81	115
Expected return on plan assets	(72)	(63)	(209)	(181)
Amortization of prior service cost	(47)	(44)	(136)	(125)
Amortization of actuarial losses	5	—	15	—
Net periodic benefit cost	$122	$118	$356	$341

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

Contingent liabilities

As a result of the 2025 Restructuring, and in accordance with the UK lease agreement, the Company notified the landlord of its intention to terminate the lease. In accordance with the lease terms, the landlord may require the Company to return the leased space to its original condition upon termination of the lease agreement, including the removal of the Company’s leasehold improvements. The Company continues to monitor negotiations with the landlord to determine the specific works to be removed, if any, and as of September 30, 2025, amounts are reasonably estimable and a liability of $0.8 million was recorded. See Note 15 for additional information regarding restructuring expenses.

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
13.Shareholders’ equity

June 2025 Private Placement

On June 11, 2025, the Company entered into securities purchase agreements for the sale of its equity securities to certain institutional investors. In the private placement, the Company sold 13,031,161 common shares at $3.53 per share, which was the last reported sale price of the common shares on the New York Stock Exchange on June 11, 2025, and pre-funded warrants (the “June 2025 Pre-Funded Warrants”) to purchase 15,734,267 common shares at $3.43 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price of CHF 0.08 per pre-funded warrant (collectively, the “June 2025 Private Placement”). The private placement closed on June 16, 2025. Gross proceeds from the June 2025 Private Placement were $100.0 million, and, after giving effect to $6.9 million of transaction costs related to the private placement, net proceeds were $93.1 million.

The June 2025 Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the June 2025 Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the June 2025 Pre-Funded Warrant. The June 2025 Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the June 2025 Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the June 2025 Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.

Accounting for the June 2025 Private Placement and Pre-funded Warrants

The Company has accounted for the common shares and June 2025 Pre-funded Warrants described above each as freestanding financial instruments.

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

14.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Types of goods and services
Product revenues, net	$15,750	$18,016	$51,239	$52,894
License revenues	—	—	5,000	—
Royalties	677	448	2,060	1,033
Total revenue	$16,427	$18,464	$58,299	$53,927

Customer Location
U.S.	$15,750	$18,016	$51,239	$52,894
EMEA(1)	677	448	7,060	1,033
Total revenue	$16,427	$18,464	$58,299	$53,927
(1) Europe, the Middle East and Africa

Product revenues, net
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three and nine months ended September 30, 2025:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of June 30, 2025	$11,692	$2,490	$14,182
GTN accruals for current period	1,547	3,641	5,188
Prior period adjustments	(545)	(235)	(780)
Credits, payments and reclassifications	—	(3,810)	(3,810)
Balance as of September 30, 2025	$12,694	$2,086	$14,780

Balance as of December 31, 2024	$15,103	$2,386	$17,489
GTN accruals for current period	5,516	11,651	17,167
Prior period adjustments	(745)	(808)	(1,553)
Credits, payments and reclassifications	(7,180)	(11,143)	(18,323)
Balance as of September 30, 2025	$12,694	$2,086	$14,780
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three and nine months ended September 30, 2024:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of June 30, 2024	$11,251	$3,257	$14,508
GTN accruals for current period	2,051	4,436	6,487
Prior period adjustments	—	(378)	(378)
Credits, payments and reclassifications	—	(4,224)	(4,224)
Balance as of September 30, 2024	$13,302	$3,091	$16,393

Balance as of December 31, 2023	$7,391	$3,946	$11,337
GTN accruals for current period	5,955	12,653	18,608
Prior period adjustments	(44)	(1,398)	(1,442)
Credits, payments and reclassifications	—	(12,110)	(12,110)
Balance as of September 30, 2024	$13,302	$3,091	$16,393
The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable, net	$1,516	$1,792
Other current and non-current liabilities	13,264	15,697
	$14,780	$17,489

Customers from which we derive more than 10% of our total product revenues for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
McKesson	45%	39%	40%	40%
AmerisourceBergen Corporation(1)	36%	35%	39%	36%
Cardinal Health	19%	26%	21%	24%
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

15.Restructuring, impairment and other related costs

On June 11, 2025, the Board of Directors approved a strategic reprioritization and restructuring plan (the “2025 Restructuring”) to focus resources on ZYNLONTA® (loncastuximab tesirine-lpyl) expansion opportunities and the advancement of its PSMA-targeting ADC. The Company is discontinuing early development efforts for the remaining preclinical programs in solid tumors. In connection with the 2025 Restructuring, the Company is in the process of shutting down its UK research and development facility, and has reduced its global workforce across functions by approximately 30%.

In connection with the 2025 Restructuring, the Company reported the following costs in restructuring, impairment and other related costs:

(in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Severance and benefit expense (reversal)	$(450)	$6,228
Impairment of long-lived assets and prepaid expenses, and other related costs	827	7,240
Total restructuring, impairment and other related costs	$377	$13,468

Severance and benefit expense

Employees affected by the reduction in force under the 2025 Restructuring are entitled to receive severance payments, continuing healthcare benefits and other employee-related costs. Costs associated with one-time termination benefits were recorded pursuant to ASC 420, while costs associated with ongoing benefit arrangements were recorded pursuant to ASC 712. As a result, the Company recorded $6.2 million to Restructuring, impairment and other related costs in the Company’s unaudited condensed consolidated statements of operations during the nine months ended September 30, 2025, of which $3.4 million was paid as of September 30, 2025. The remaining $2.8 million not paid as of September 30, 2025 was accrued in Accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet and the Company expects to pay the remainder of the restructuring costs by the first quarter of 2026.

Impairment of long-lived assets and prepaid expenses and other related costs
As a result of the 2025 Restructuring, the Company recognized impairment losses of $6.4 million during the second quarter of 2025, which included $5.4 million recorded to the long-lived asset group associated with the UK facility and $1.0 million recorded to prepaid expenses in the UK. The long-lived asset group associated with the UK facility lease, included the right-of-use asset, leasehold improvements, lab equipment and furniture and fixtures. The $5.4 million recognized as impairment losses on the long-lived asset group were allocated to the various assets within the long-lived asset group based on their relative carrying values and consisted of $0.4 million recorded to right-of-use asset, $2.7 million recorded to leasehold improvements, $2.1 million recorded to lab equipment and $0.2 million recorded to furniture and fixtures.

Furthermore, as a result of the 2025 Restructuring, and in accordance with the UK facility lease agreement, the Company notified the landlord of its intention to terminate the lease. In accordance with the lease terms, the landlord may require the Company to return the leased space to its original condition upon termination of the lease agreement, including the removal of the Company’s leasehold improvements. The Company is in negotiations with the landlord to determine the specific works to be removed or restored, if any, and for the three and nine months ended September 30, 2025, amounts are reasonably estimable and a liability of $0.8 million was recorded.

16.Other income (expense)

Interest Expense
The components of Interest expense for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Deferred royalty obligation interest expense	$8,996	$8,532	$26,164	$24,891
Effective interest expense on senior secured term loan facility	4,396	4,585	12,455	13,401
Interest expense	$13,392	$13,117	$38,619	$38,292

Other, net

The components of Other, net for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Deerfield warrant obligation, change in fair value income	$—	$1,130	$—	$292
Cumulative catch-up adjustment, deferred royalty obligation	321	206	517	732
Exchange differences gain (loss)	338	21	(599)	(75)
R&D tax credit gain	266	267	1,028	834
Other, net	$925	$1,624	$946	$1,783

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
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 22,591,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of September 30, 2025, the Company has 6,975,464 common shares available for the future issuance of share-based equity awards.

As of September 30, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $164,690 and $160,945, respectively. The amounts of expense recognized for all awards for services received during the three and nine months ended September 30, 2025 were $1,116 and $3,996, respectively, and $1,541 and $1,408 during the three and nine months ended September 30, 2024, respectively.

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On February 13, 2025 the Company issued its 2025 annual equity award under the Conditional Share Capital Plan, which was approved by the Compensation Committee of the Board of Directors and by the Board of Directors for the senior management team, consisted of 5,015,765 RSUs. No share options were issued in connection with this award. As of September 30, 2025, the Company has 1,684,004 common shares available for the future issuance of share-based equity awards.
As of September 30, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $4,893 and $2,964. The amounts of expense for all awards recognized for services received during the three and nine months ended September 30, 2025 were $699 and $1,929, respectively, and $970 and $3,008 during the three and nine months ended September 30, 2024, respectively.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 2,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of September 30, 2025, the Company has 1,087,943 common shares available for the future issuance of share-based equity awards under this plan.
As of September 30, 2025 and December 31, 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Inducement Plan was $1,111 and $554. The amounts of expense for all awards recognized for services received during the three and nine months ended September 30, 2025 were $184 and $557, respectively, and $232 and $327 during the three and nine months ended September 30, 2024.
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
The expense recognized for services received during the three and nine months ended September 30, 2025 were $531 and $2,114, respectively, and $1,386 and $641 during the three and nine months ended September 30, 2024, respectively.

Movements in the number of awards outstanding under the Plans described above and their related weighted average strike prices are as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2024	$8.69	10,697,288	7.56	$—
Granted	2.61	536,650
Forfeited	3.53	(422,773)
Expired	17.41	(302,625)
Exercised	2.18	(146,213)
Outstanding as of September 30, 2025	$8.43	10,362,327	6.88	$—

As of September 30, 2025, 7,003,807 awards are vested and exercisable out of the total outstanding awards of 10,362,327 common shares. As of September 30, 2025, the weighted average strike price and weighted average remaining life for vested and exercisable awards is $10.83 and 6.27 years, respectively. Awards outstanding as of September 30, 2025 have expiration dates through 2035. The weighted average grant date fair value of the awards granted during the nine months ended September 30, 2025 was $2.21. The aggregate intrinsic value of vested and exercisable options was zero. As of September 30, 2025, the unrecognized compensation cost related to 3,358,520 unvested share options expected to vest was $4.3 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.59 years.
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair values of the options granted under the 2019 Equity Incentive Plan and the Inducement Plan were estimated on the date of the grant using the Black-Scholes option-pricing model. Expected volatility is historical volatility of our common stock. The award life for options granted was based on the time interval between the date of grant and the date during the ten-year life after which, when making the grant, the Company expected on average that participants would exercise their options. The assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	100%	95%	100%	95%
Expected life, (years)	6.08	6.08	6.08	6.08
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.87-3.94%	3.63-4.35%	3.87-4.43%	3.63-4.54%
RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under US GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets. The expense recognized for services received during the three and nine months ended September 30, 2025 is $1,468 and $4,368, respectively, and $1,357 and $4,102 during the three and nine months ended September 30, 2024, respectively. An amount of $250 was withheld for tax withholding obligations during the nine months ended September 30, 2025.

The following table summarizes the RSU awards outstanding as of September 30, 2025:

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2024	3,106,310	$1.81
Granted	5,295,765	1.71
Vested (1)	(511,433)	5.38
Forfeited	(873,880)	1.44
September 30, 2025	7,016,762	$1.52
(1) Includes 87,054 shares withheld to cover tax withholding obligations in connection with the vesting of RSUs previously granted.
The total fair value of RSU awards vested (as measured on the date of vesting) during the nine months ended September 30, 2025 was $1,364.
18.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net loss	$(40,966)	$(43,969)	$(136,214)	$(127,119)
Weighted average number of shares outstanding	136,446,534	104,824,877	119,237,877	94,394,355
Basic and diluted loss per share	$(0.30)	$(0.42)	$(1.14)	$(1.35)
For the three and nine months ended September 30, 2025 and 2024, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding and also include the June 2025 Pre-funded warrants issued in connection with the 2024 Equity Offering and the June 2025 Private Placement. The calculation excludes shares to be issued under the Share-based Compensation Plans, the Company’s Deerfield warrants and shares to be issued under the 2022 ESPP as the effect of including those shares would be anti-dilutive. See Note 8, “Senior secured term loan facility,” Note 9, “Deerfield warrants”, and Note 17, “Share-based compensation,” for further information.
Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	Nine Months Ended September 30,
	2025	2024
2019 Equity Incentive Plan - Share Options	9,470,420	9,710,737
Inducement Plan - Share Options	891,907	529,700
2019 Equity Incentive Plan - RSUs	2,847,534	616,740
Conditional Share Capital Plan - RSUs	4,169,228	5,055,191
Outstanding warrants	527,295	4,940,135
	17,906,384	20,852,503
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

The following table is the summary of the segment profit or loss information, including the significant expense categories for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues, net	$16,427	$18,464	$58,299	$53,927
Significant operating expenses:
Cost of product sales	(1,202)	(851)	(4,099)	(4,578)
Research and development(1)	(26,293)	(31,511)	(83,833)	(81,683)
Selling and marketing(1)	(10,345)	(10,318)	(30,422)	(32,852)
General and administrative(1)	(7,180)	(8,542)	(23,575)	(28,080)
Restructuring and impairment expenses	(377)	—	(13,468)	—
Share-based compensation	(1,999)	(2,806)	(6,482)	(4,952)
Total operating expenses	(47,396)	(54,028)	(161,879)	(152,145)
Loss from operations	(30,969)	(35,564)	(103,580)	(98,218)
Other segment items(2)	(9,997)	(8,405)	(32,634)	(28,901)
Net loss	$(40,966)	$(43,969)	$(136,214)	$(127,119)

(1)Excludes share-based compensation.
(2)Includes Other expense, net, Income tax expense and Equity in net losses of joint venture.

20.Subsequent events

October 2025 Private Placement

On October 12, 2025, the Company entered into securities purchase agreements for the sale of its equity securities to certain institutional investors. In the private placement, the Company sold 11,250,000 common shares at $4.00 per share, and pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase 3,846,153 common shares at $3.90 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price of CHF 0.08 per pre-funded warrant (collectively, the “October 2025 Private Placement”). The private placement closed on October 27, 2025. Gross proceeds from the October 2025 Private Placement were $60.0 million, and, after giving effect to $2.4 million of transaction costs related to the private placement, net proceeds were $57.6 million.

The October 2025 Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the October 2025 Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the October 2025 Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the October 2025 Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.

Accounting for the October 2025 Private Placement and Pre-funded Warrants

The Company will account for the common shares and October 2025 Pre-funded Warrants described above each as freestanding financial instruments.

The common shares for the private placement were issued from the Company’s capital range. The common shares will be recorded as $43.0 million to equity for the issuance of the common shares, net of transaction costs accrued and paid, and an increase in cash and cash equivalents.

The warrants are freestanding financial instruments that are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815, including the warrant holders cannot require “net cash settlement” in a circumstance outside of the Company’s control, and there is sufficient authorized and unissued shares to settle the warrants. Accordingly, these warrants will be recognized as $14.6 million in equity and accounted for as a component of additional paid-in capital at the time of issuance, net of transaction costs accrued and paid, and an increase in cash and cash equivalents.

Transaction costs will be allocated to the warrants and the common shares based on the relative fair value method. Transaction costs associated to the warrants and common shares will be deducted from the respective instrument in equity.

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

Our flagship product, ZYNLONTA, a CD19-directed ADC, received accelerated approval from the U.S. FDA, conditional approval from the European Commission, conditional approval from the China National Medical Products Administration (“NMPA”) and conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We are seeking to continue expanding ZYNLONTA internationally, and into earlier lines of DLBCL as a single agent and in combination through our LOTIS-5 confirmatory Phase 3 clinical trial and LOTIS-7 Phase 1b clinical trial as well as into indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (”FL”), through investigator-initiated trials (“IITs”) at leading institutions. In the second quarter of 2025, the company discontinued the Phase 1/2 ADCT 602 clinical trial, sponsored by The University of Texas MD Anderson Cancer Center.

Beyond ZYNLONTA, ADC Therapeutics is leveraging its expertise to advance IND-enabling activities for a next-generation PSMA-targeting ADC which utilizes a differentiated exatecan-based payload with a novel hydrophilic linker.

On June 11, 2025, the Board of Directors approved a strategic reprioritization and restructuring plan (the “2025 Restructuring”) to focus resources on ZYNLONTA expansion opportunities and the advancement of its preclinical exatecan-based PSMA-targeting ADC. The Company is discontinuing early development efforts for the remaining preclinical programs in solid tumors. In connection with the Restructuring, the Company is in the process of shutting down its UK research and development facility, and has reduced its global workforce across functions by approximately 30%.

On June 11, 2025, the Company also entered into securities purchase agreements for the sale of its equity securities to certain institutional investors. In the private placement, the Company sold 13,031,161 common shares at $3.53 per share, which was the last reported sale price of the common shares on the New York Stock Exchange on June 11, 2025, and pre-funded warrants (the “June 2025 Pre-Funded Warrants”) to purchase 15,734,267 common shares at $3.43 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price of CHF 0.08 per pre-funded warrant (collectively, the “June 2025 Private Placement”). The private placement closed on June 16, 2025. Gross proceeds from the June 2025 Private Placement were $100.0 million, and, after giving effect to $6.9 million of transaction costs related to the private placement, net proceeds were $93.1 million.

On October 12, 2025, the Company entered into securities purchase agreements for the sale of its equity securities to certain institutional investors. In the private placement, the Company sold 11,250,000 common shares at $4.00 per share, and pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase 3,846,153 common shares at $3.90 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price of CHF 0.08 per pre-funded warrant (collectively, the “October 2025 Private Placement”). The private placement closed on October 27, 2025. Gross proceeds from the October 2025 Private Placement were $60.0 million, and, after giving effect to $2.4 million of transaction costs related to the private placement, net proceeds were approximately $57.6 million.

Clinical Trial Updates
In July 2025 we provided an update on the progress of the LOTIS-5 Phase 3 confirmatory trial of ZYNLONTA in combination with rituximab in patients with 2L+ DLBCL. In June 2025, we provided an update on the progress of LOTIS-7, the ongoing Phase 1b global multicenter, multi-arm trial studying ZYNLONTA plus the bispecific antibody glofitamab in patients with relapsed or refractory B-NHL that includes Part 1 (dose escalation) and Part 2 (dose expansion). In addition, in June 2025 and September 2025, IIT data was presented on ZYNLONTA in MZL patients and ZYNLONTA in combination with rituximab in FL patients, respectively.

LOTIS-5

In July 2025 we presented updated safety run-in results from our LOTIS-5 confirmatory Phase 3 clinical trial. The 20 patients in the safety run-in were a median age of 74.5 years and had a median of 1 prior therapy ( range of 1-7) . Patients received a median of five cycles of ZYNLONTA in combination with rituximab and one previous therapy. As of the October 4, 2024, data cutoff with a median follow-up of 37.2 months:

•The ORR by central review was 16/20 (80%). A total of 10/20 (50%) patients received a complete response
•The median DoR was 8.0 months and the median PFS was 8.3 months
•Median DOCR was not reached with 4 patients with CR >28.5 months beyond end of therapy.
•Of 7 patients with ctDNA available, all 7 had a decrease in ctDNA by cycle 3 with all 3 CR patients MRD negative at C3
•A total of 11 (55%) patients had Grade ≥3 TEAEs. The most common Grade ≥3 TEAEs were increased gamma-glutamyltransferase (five patients (25%) and neutropenia (three patients (15%))

We expect to provide topline data in the first half of 2026 once the pre-specified number of progression-free survival (“PFS”) events is reached and data are available. A supplemental Biologics License Application (“sBLA”) submission to regulatory authorities will follow, with potential confirmatory approval in 2L+ DLBCL as well as publication and compendia inclusion in the first half of 2027.

LOTIS-7

On June 12, 2025 we announced updated data from our LOTIS-7 clinical trial. As of April 14, 2025, r/r LBCL patients received dose levels of 120 µg/kg or 150 µg/kg of ZYNLONTA plus the bispecific antibody glofitamab, with 41 patients evaluable for safety and 30 patients evaluable for efficacy.

Key highlights of the LOTIS-7 data presentation are as follows:

•Best overall response data among the 30 efficacy evaluable patients shows overall response rate (ORR) of 93.3% (28/30 pts) as assessed by Lugano Criteria
•Complete response (CR) rate of 86.7% (26/30 pts)
◦Of these, 25/26 patients achieving CR remain in CR as of the data cut-off
▪Median time to CR in 120 µg/kg = 80 days
▪Median time to CR in 150 µg/kg = 42 days
•12 patients converted from stable disease (SD) or partial response (PR) to CR over time (1 and 11 pts respectively)
•Of the 6 patients previously treated with CAR-T and undergoing response assessment, 5 achieved a CR
•Among the 41 safety evaluable patients, the combination was generally well tolerated with a manageable safety profile and no DLTs across dose levels
•Grade 3 or higher treatment emergent adverse events (TEAEs) observed in > 5% of patients included neutropenia (24.4%), anemia (9.8%), AST increased (7.3%), GGT increased (7.3%), and thrombocytopenia (7.3%)
•In the 150 µg/kg dose, cytokine release syndrome (CRS) (23.8%), all of which were Grade 1, and immune effector cell-associated neurotoxicity syndrome (ICANS) (4.8%), with one case of Grade 2, were observed
•In the 120 µg/kg dose, CRS all grades (55%), all of which were Grade 1/2 except one case of Grade 3, and ICANS (10%), with one case of Grade 1 and one case of Grade 2, were observed
•TEAEs leading to discontinuation included 3 each for ZYNLONTA and glofitamab
•There were no Grade 5 TEAEs observed

We expanded enrollment for LOTIS-7 to 100 patients at 150 µg/kg dose with enrollment focused on a DLBCL population.
We expect to share more mature data from the LOTIS-7 trial through a corporate update by the end of the year. Once sufficient data with longer follow-up is available, the Company plans to engage with the U.S. Food and Drug Administration (“FDA”). In addition, the Company plans to pursue publication and compendia inclusion in the first half of 2027.

Phase 2 Investor Initiated Trials (IITs)

Marginal Zone Lymphoma

Updated data from the Phase 2 multicenter IIT of ZYNLONTA to treat relapsed/refractory marginal zone lymphoma (r/r MZL) was presented during a poster session at the 18th International Conference on Malignant Lymphoma (“ICML”) in

Lugano, Switzerland in June 2025. As of February 10, 2025, a total of 27 adult patients with r/r MZL and previously treated with ≥1 line of systemic therapy were enrolled with 26 patients evaluable for response. Patient had a median of 2 prior line of treatment. Highlights of the data include:

•Overall response rate (ORR) of 84.6% (22/26); complete response (CR) rate of 69.2% (18/26)
•Among POD24 patients assessed for response, a CR rate of 61.5% (8/13) was observed
•CR was maintained in 17 of 18 CR patients who achieved CR, with longest duration of CR of 27 months from start of treatment
•Progression-free survival (PFS) was 92.9% at 12 months
•27 enrolled patients experienced adverse events (AE), consistent with the known safety profile of ZYNLONTA and most commonly grade 1 or 2. Grade 3 and 4 AEs were observed in 16 and 2 patients, respectively and included neutropenia, RSV lung infection and hyponatremia (with 2 AEs occurring in the same patient). Three patients needed dose reduction and one patient discontinued treatment after cycle 4 due to cholestatic hepatitis that fully recovered

The trial has been expanded to enroll 50 patients, and we plan to assess regulatory and updated compendia pathways as soon as sufficient data are available.

Follicular Lymphoma

Juan Pablo Alderuccio, MD, Clinical Site Disease Group Leader, Lymphoma Section, at Sylvester Comprehensive Cancer Center, part of the University of Miami Miller School of Medicine, presented updated data at iWNHL in September 2025 from the Phase 2 IIT evaluating ZYNLONTA in combination with rituximab in r/r FL. Data from the 55 evaluable patients to date in this trial had an overall response rate (ORR) of 98.2%, a complete response rate (CR) of 83.6%. After median follow-up of 28 months, median PFS was not reached and the 12-month PFS was 93.9%. Safety was consistent with the known profile of ZYNLONTA. The trial has been expanded to enroll 100 patients, and we plan to assess regulatory and updated compendia pathways as soon as sufficient data are available.

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands, except percentages and per share)	2025	2024	Change	% Change
Revenue
Product revenues, net	$15,750	$18,016	$(2,266)	(12.6)%
License revenues and royalties	677	448	229	51.1%
Total revenue, net	16,427	18,464	(2,037)	(11.0)%

Operating expense
Cost of product sales	(1,202)	(851)	(351)	41.2%
Research and development	(26,803)	(32,502)	5,699	(17.5)%
Selling and marketing	(10,688)	(10,673)	(15)	0.1%
General and administrative	(8,326)	(10,002)	1,676	(16.8)%
Restructuring, impairment and other related costs	(377)	—	(377)	100.0%
Total operating expense	(47,396)	(54,028)	6,632	(12.3)%
Loss from operations	(30,969)	(35,564)	4,595	(12.9)%

Other income (expense)
Interest income	2,470	3,438	(968)	(28.2)%
Interest expense	(13,392)	(13,117)	(275)	2.1%
Other, net	925	1,624	(699)	(43.0)%
Total other expense, net	(9,997)	(8,055)	(1,942)	24.1%

Loss before income taxes	(40,966)	(43,619)	2,653	(6.1)%
Income tax expense	—	(90)	90	(100.0)%
Loss before equity in net losses of joint venture	(40,966)	(43,709)	2,743	(6.3)%
Equity in net losses of joint venture	—	(260)	260	(100.0)%
Net loss	$(40,966)	$(43,969)	$3,003	(6.8)%

Net loss per share, basic and diluted	$(0.30)	$(0.42)	$0.12	(28.6)%

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
Product revenues, net, were $15.8 million for the three months ended September 30, 2025 as compared to $18.0 million for the three months ended September 30, 2024, a decrease of $2.3 million, or 12.6%. The decrease is primarily attributable to lower sales volume, partially offset by a higher price and favorability in GTN sales adjustments.

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
License revenues and royalties were $0.7 million for the three months ended September 30, 2025 as compared to $0.4 million for the three months ended September 30, 2024, an increase of $0.2 million. The increase was attributable to increased royalty revenue from our exclusive license agreement with SOBI to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan.
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

Cost of product sales were $1.2 million for the three months ended September 30, 2025 as compared to cost of product sales of $0.9 million for the three months ended September 30, 2024, an increase of $0.4 million, or 41.2%. The increase in cost of product sales was primarily attributable to inventory write-downs for the three months ended September 30, 2025.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
External costs and overhead	$15,023	$20,248	$(5,225)
Employee expenses(1)	11,270	11,263	7
Share-based compensation expense	510	991	(481)
Research and development expenses	$26,803	$32,502	$(5,699)
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

Our R&D expenses were $26.8 million for the three months ended September 30, 2025 as compared to $32.5 million for the three months ended September 30, 2024, a decrease of $5.7 million, or 17.5%. The decrease in external costs and overhead of $5.2 million was primarily driven by a reduction in spending on discontinued programs including ADCT-601 that was discontinued in November 2024 for which we continue to incur close-out costs, and our preclinical product candidates and research pipeline as a result of the strategic re-prioritization announced in the second quarter of 2025. The decrease was also attributable to the timing and enrollment of our ZYNLONTA clinical trials, including a decrease in clinical supply costs associated with the LOTIS-5 clinical trial. These decreases were partially offset by increased costs associated with the timing of IND-enabling activities for the PSMA-targeting ADC program. We expect to continue to incur research and development costs in connection with the ongoing ZYNLONTA clinical trials, and that costs associated with IND-enabling activities for the PSMA-targeting ADC asset will wind down by the end of 2025.
Employee expenses were relatively consistent at $11.3 million for the three months ended September 30, 2025 and September 30, 2024 and driven by an increase in temporary project help of $1.1 million, offset by lower wages and benefits of $1.1 million. The decrease in share-based compensation expense was primarily due to the timing of forfeitures of awards in connection with employee terminations.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
External costs and overhead	$4,999	$5,056	$(57)
Employee expenses(1)	5,346	5,262	84
Share-based compensation expense	343	355	(12)
Selling and marketing expenses	$10,688	$10,673	$15
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

Selling and marketing expenses were relatively consistent at $10.7 million for the three months ended September 30, 2024 and September 30, 2025.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
External costs and overhead	$3,112	$3,901	$(789)
Employee expenses(1)	4,067	4,641	(574)
Share-based compensation expense	1,147	1,460	(313)
General and administrative expenses	$8,326	$10,002	$(1,676)
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

General and administrative expenses were $8.3 million million for the three months ended September 30, 2025 as compared to $10.0 million for the three months ended September 30, 2024, an overall decrease of $1.7 million, or 16.8%. The decrease in external costs and overhead of $0.8 million was primarily related to lower professional fees of $0.6 million as a result of lower legal expenses. The decrease in employee expenses of $0.6 million was primarily due to lower wages and benefits. The decrease in share-based compensation expense of $0.3 million was primarily due to the timing of forfeitures of awards in connection with employee terminations.

Restructuring, Impairment and Other Related Costs
In connection with the 2025 Restructuring we incurred restructuring, impairment and other related costs, which included severance and related benefit costs, charges related to impairment of long-lived assets and prepaid expenses, and charges for the estimated fair value of retirement costs associated with the U.K. lease agreement.
Restructuring, impairment, and other related costs were $0.4 million for the three months ended September 30, 2025 and consisted of $0.8 million for the estimated fair value of retirement costs associated with the U.K. lease agreements, partially offset by $0.5 million in adjustments related to severance and related benefit costs. We did not incur restructuring, impairment and other related costs during the three months ended September 30, 2024.

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
Interest income was $2.5 million for the three months ended September 30, 2025 as compared to $3.4 million for the three months ended September 30, 2024, a decrease of $1.0 million, or 28.2%. The decrease was primarily due to lower yields received on our cash deposits and lower average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $13.4 million for the three months ended September 30, 2025 as compared to $13.1 million for the three months ended September 30, 2024, an increase of $0.3 million, or 2.1%. The increase was primarily related to higher accretion of our deferred royalty obligation with HCR of $0.5 million as a result of higher total revenue, net, partially offset by lower interest on our senior secured term loan facility of $0.2 million as a result of a lower effective interest rate.
Income Tax Expense
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax expense of nil for the three months ended September 30, 2025 as compared to $0.1 million for the three months ended June 30, 2024.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. Under the OBBB, U.S. domestic R&D expenditures are now immediately deductible, while foreign R&D expenditures remain subject to capitalization and amortization. The Company has reflected the impact of these provisions in its estimated annual effective tax rate for the third quarter of 2025. Management does not expect the OBBB to have a material effect on the Company’s overall tax position for the current year.

Equity in Net Losses of Joint Venture

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Share of Overland ADCT BioPharma net loss	$—	$(260)	$260

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $0.3 million for the three months ended September 30, 2024. We recorded our share of Overland ADCT Biopharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands, except percentages and per share)	2025	2024	Change	% Change
Revenue
Product revenues, net	$51,239	$52,894	$(1,655)	(3.1)%
License revenues and royalties	7,060	1,033	6,027	583.4%
Total revenue, net	58,299	53,927	4,372	8.1%

Operating expense
Cost of product sales	(4,099)	(4,578)	479	(10.5)%
Research and development	(85,821)	(82,532)	(3,289)	4.0%
Selling and marketing	(31,388)	(32,764)	1,376	(4.2)%
General and administrative	(27,103)	(32,271)	5,168	(16.0)%
Restructuring, impairment and other related costs	(13,468)	—	(13,468)	100.0%
Total operating expense	(161,879)	(152,145)	(9,734)	6.4%
Loss from operations	(103,580)	(98,218)	(5,362)	5.5%

Other income (expense)
Interest income	6,458	9,639	(3,181)	(33.0)%
Interest expense	(38,619)	(38,292)	(327)	0.9%
Other, net	946	1,783	(837)	(46.9)%
Total other expense, net	(31,215)	(26,870)	(4,345)	16.2%

Loss before income taxes	(134,795)	(125,088)	(9,707)	7.8%
Income tax expense	(1,419)	(487)	(932)	191.4%
Loss before equity in net losses of joint venture	(136,214)	(125,575)	(10,639)	8.5%
Equity in net losses of joint venture	—	(1,544)	1,544	(100.0)%
Net loss	$(136,214)	$(127,119)	$(9,095)	7.2%

Net loss per share, basic and diluted	$(1.14)	$(1.35)	$0.21	(15.6)%

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
Product revenues, net, were $51.2 million for the nine months ended September 30, 2025 as compared to $52.9 million for the nine months ended September 30, 2024, a decrease of $1.7 million, or 3.1%. The decrease is primarily attributable to lower sales volume, partially offset by a higher price and favorability in GTN sales adjustments.

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
License revenues and royalties were $7.1 million for the nine months ended September 30, 2025 as compared to $1.0 million for the nine months ended September 30, 2024, an increase of $6.0 million. We have an exclusive license agreement with SOBI to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan. In March 2025, the Company recognized $5.0 million in license revenue in connection with a milestone due upon ZYNLONTA’s conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy, which was paid to us by SOBI in the second quarter of 2025. The increase was also attributable to increased royalty revenue from SOBI.
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

Cost of product sales were $4.1 million for the nine months ended September 30, 2025 as compared to cost of product sales of $4.6 million for the nine months ended September 30, 2024, a decrease of $0.5 million, or 10.5%. The decrease in cost of product sales was primarily driven by a $1.1 million batch cancellation fee recognized during the nine months ended September 30, 2024 and $0.3 million attributable to lower shipping and storage charges for the nine months ended September 30, 2025. This decrease was partially offset by higher inventory write-downs of $0.8 million during the nine months ended September 30, 2025.

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
External costs and overhead	$48,073	$47,036	$1,037
Employee expenses(1)	35,760	34,647	1,113
Share-based compensation expense	1,988	849	1,139
Research and development expenses	$85,821	$82,532	$3,289
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

Our R&D expenses were $85.8 million for the nine months ended September 30, 2025 as compared to $82.5 million for the nine months ended September 30, 2024, an increase of $3.3 million, or 4.0%. The increase in external costs and overhead of $1.0 million was primarily driven by timing of costs incurred in connection with IND-enabling activities for the PSMA-targeting ADC program and the timing and enrollment of our ZYNLONTA clinical trials and related costs incurred in connection with the LOTIS 5 trials. These increases were partially offset by a reduction in spending on discontinued programs, including ADCT-601 that was discontinued in November 2024 for which we continue to incur close-out costs, and our preclinical product candidates and research pipeline as a result of the strategic re-prioritization announced in the second quarter of 2025. We expect to continue to incur research and development costs in connection with the ongoing

ZYNLONTA clinical trials, and that costs associated with IND-enabling activities for the PSMA-targeting ADC asset will wind down by the end of 2025.

The increase in employee expenses of $1.1 million was primarily driven by higher temporary project help of $3.4 million, partially offset by lower wages and benefits of $2.3 million. The increase in share-based compensation expense was primarily driven by the forfeitures of awards in connection with employee terminations in the prior year.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
External costs and overhead	$13,631	$15,718	$(2,087)
Employee expenses(1)	16,791	17,134	(343)
Share-based compensation expense (reversal)	966	(88)	1,054
Selling and marketing expenses	$31,388	$32,764	$(1,376)
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

Selling and marketing expenses were $31.4 million for the nine months ended September 30, 2025 as compared to $32.8 million for the nine months ended September 30, 2024, a decrease of $1.4 million or 4.2%. The decrease in external costs and overhead was primarily attributable to $2.1 million in lower spend on marketing and advertising expenses as a result of reduced spending initiatives within the U.S. The decrease in employee expenses was primarily due to lower wages and benefits of $0.3 million. The increase in share-based compensation expense of $1.1 million was primarily driven by the forfeitures of awards in connection with employee terminations in the prior year.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
External costs and overhead	$9,943	$13,675	$(3,732)
Employee expenses(1)	13,632	14,405	(773)
Share-based compensation expense	3,528	4,191	(663)
General and administrative expenses	$27,103	$32,271	$(5,168)
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
General and administrative expenses were $27.1 million for the nine months ended September 30, 2025 as compared to $32.3 million for the nine months ended September 30, 2024, a decrease of $5.2 million, or 16.0%. The decrease in external costs and overhead was primarily related to lower professional fees of $2.3 million primarily as a result of lower legal and accounting expenses, VAT recoveries of $0.5 million, lower insurance costs of $0.4 million and lower travel and IT costs of $0.5 million. The decrease in employee expenses of $0.8 million was primarily due to lower wages and benefits of $0.4 million and lower recruitment costs of $0.4 million. The decrease in share-based compensation expense of $0.7 million was primarily due to the timing of forfeitures of awards in connection with employee terminations.

Restructuring, Impairment and Other Related Costs
In connection with the 2025 Restructuring we incurred restructuring, impairment and other related costs, which included severance and related benefit costs, charges related to impairment of long-lived assets and prepaid expenses, and charges for the estimated fair value of retirement costs associated with the U.K. lease agreement.
Restructuring, impairment, and other related costs were $13.5 million for the nine months ended September 30, 2025 and consisted of $6.2 million in severance and related benefit costs, the majority of which will be paid by the end of 2025, $6.4 million in impairment of long-lived assets and prepaid expenses, and $0.8 million for the estimated fair value of retirement costs associated with the U.K. lease agreement. We did not incur restructuring, impairment and other related costs during the nine months ended September 30, 2024.

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
Interest income was $6.5 million for the nine months ended September 30, 2025 as compared to $9.6 million for the nine months ended September 30, 2024, a decrease of $3.2 million or 33.0%. The decrease was primarily due to lower yields received on our cash deposits and lower average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $38.6 million for the nine months ended September 30, 2025 as compared to $38.3 million for the nine months ended September 30, 2024, an increase of $0.3 million, or 0.9%. This was due to higher accretion of our deferred royalty obligation with HCR of $1.2 million as a result of higher total revenue, net, partially offset by lower interest on our senior secured term loan facility of $0.9 million as a result of a lower effective interest rate.
Income Tax Expense
We are subject to corporate taxation in Switzerland. We are also subject to taxation in other jurisdictions in which we operate, in particular, the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. We recorded an income tax expense of $1.4 million for the nine months ended September 30, 2025 as compared to $0.5 million for the nine months ended September 30, 2024, primarily driven by a tax adjustment recorded in our UK operations as a result of the 2025 restructuring.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. Under the OBBB, domestic R&D expenditures are now immediately deductible, while foreign R&D expenditures remain subject to capitalization and amortization. The Company has reflected the impact of these provisions in its estimated annual effective tax rate for the third quarter of 2025. Management does not expect the OBBB to have a material effect on the Company’s overall tax position for the current year.

Equity in Net Losses of Joint Venture

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Share of Overland ADCT BioPharma net loss	$—	$(1,544)	$1,544

We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $1.5 million for the nine months ended September 30, 2024. We recorded our share of Overland ADCT Biopharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture.

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $234.7 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of this report. After September 30, 2025, we completed the October 2025 Private Placement, which generated net proceeds of approximately $57.6 million to support expansion of ZYNLONTA in anticipation of 2L+DLBCL launch.
We plan to continue to fund our operating needs through our existing cash and cash equivalents, revenues from sales of ZYNLONTA, milestone and royalty payments under our licensing agreements and additional equity financings, debt financings and/or other forms of financing, as well as potential funds provided by collaborations. We are continuously exploring strategic collaborations, business combinations, licensing opportunities or similar strategies for clinical development and commercialization of ZYNLONTA and/or our PSMA-targeting ADC. However, we may be unable to obtain such future financing, licensing and collaboration arrangements on favorable terms, if at all.

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

On October 12, 2025, we entered into securities purchase agreements for the sale of our equity securities to certain institutional investors in a $60 million private placement. In the private placement, we sold 11,250,00 common shares at $4.00 per share and pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase 3,846,153 common shares at $3.90 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price per pre-funded warrant. The private placement closed on October 27, 2025 and resulted in net proceeds of approximately $57.6 million. The October 2025 Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the October 2025 Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the October 2025 Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the October 2025 Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.

On June 16, 2025, the Company completed a $100.0 million private placement which resulted in net proceeds of $93.1 million and included the sale of common shares and June 2025 Pre-Funded Warrants. The June 2025 Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the June 2025 Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the June 2025 Pre-Funded Warrant. The June 2025 Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the June 2025 Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the June 2025 Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.

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

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(110,051)	$(101,983)	$(8,068)
Investing activities	(264)	(777)	513
Financing activities	93,856	98,174	(4,318)
Net change in cash and cash equivalents	$(16,459)	$(4,586)	$(11,873)
Net Cash Used in Operating Activities
Net cash used in operating activities was $110.1 million for the nine months ended September 30, 2025 as compared to $102.0 million for the nine months ended September 30, 2024, an increase of $8.1 million. The increase was primarily due to the payment of the 2023 discarded drug rebate of $7.2 million paid in the first quarter of 2025, a $4.0 million period over period increase in annual bonus and retention payments, $3.9 million period over period decrease in interest income, $3.4 million in severance payments as a result of the 2025 restructuring, partially offset by a $2.1 million period over period increase in partner collections and the timing of other operating cash payments and receipts.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2025 as compared to $0.8 million for the nine months ended September 30, 2024, a decrease of $0.5 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $93.9 million for the nine months ended September 30, 2025 and primarily related to the net proceeds received from the completion of the Company’s June 2025 Private Placement. Net cash provided by financing activities was $98.2 million for the nine months ended September 30, 2024 and primarily related to the net proceeds received from the completion of the Company’s 2024 Equity Offering in May 2024.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations and Commitments

As a result of the 2025 Restructuring, and in accordance with the UK facility lease agreement, the Company notified the landlord of its intention to terminate the lease. In accordance with the lease terms, the landlord may require the Company to return the leased space to its original condition upon termination of the lease agreement, including the removal of the Company’s leasehold improvements. The Company is in negotiations with the landlord to determine the specific works to be removed or restored, if any, and as of September 30, 2025, amounts are reasonably estimable and a liability of $0.8 million was recorded. There have been no further changes from the contractual obligations and commitments previously disclosed in our Annual Report.

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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended September 30, 2025, that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information required to be reported under this item has been disclosed on Form 8-K filed on October 14, 2025 and is incorporated herein by reference.

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

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	8-K	001-39071	3.1	June 5, 2025
10.1	Form of securities purchase agreement	8-K	001-39071	10.1	October 14, 2025
10.2	Form of Pre-Funded Warrant	8-K	001-39071	10.2	October 14, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA

/s/ Ameet Mallik
Date: November 10, 2025	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: November 10, 2025	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: November 10, 2025	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)