Form 10-K
period 2025-12-31
ADC Therapeutics SA
filed 2026-03-10
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common shares on The New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $136.4 million.

As of March 2, 2026, the number of common shares outstanding was 127,044,356.

DOCUMENTS INCORPORATED BY REFERENCE:
ADC Therapeutics SA intends to file a definitive proxy statement pursuant to Regulation 14A relating to its 2026 Annual General Meeting within 120 days of the end of its fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management at the time such statements are made. Such statements are subject to known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:
•the substantial net losses that we have incurred since our inception, our expectation to continue to incur losses for the foreseeable future and our need to raise additional capital to fund our operations and execute our business plan; which will depend on financial, economic and market conditions, the number of authorized shares and other factors, over which we may have no or limited control;
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
•the uncertainties of international trade policies, including tariffs, sanctions, trade barriers and most favored nation drug pricing;
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

PART I
Item 1. Business
Overview
ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”), transforming treatment for patients through our focused portfolio with ZYNLONTA (loncastuximab tesirine-lpyl), a CD19-directed ADC. ZYNLONTA received accelerated approval from the U.S. Food and Drug Administration (“FDA”) and conditional approval from the European Commission, China National Medical Products Administration (“NMPA”) and Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We are pursuing expansion of ZYNLONTA internationally, and into earlier lines of diffuse large B-cell lymphoma (“DLBCL”) through our LOTIS-5 confirmatory Phase 3 clinical trial (rituximab combination) and LOTIS-7 Phase 1b clinical trial (bispecific combination) as well as into indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (”FL”), through investigator-initiated trials (“IITs”) at leading institutions.

Headquartered in Lausanne (Biopôle), Switzerland, with operations in New Jersey, ADC Therapeutics is focused on driving innovation in ADC development with specialized capabilities from clinical development to manufacturing and commercialization.

Our Product and Pipeline
The following table provides an overview of our current approved product and pipeline:
In addition to the current approved product and pipeline above, IND-enabling activities for ADCT-241 (the Company’s exatecan-based, prostate-specific membrane antigen (PSMA)-targeting ADC) were completed at the end of 2025. The Company continues to explore partnership opportunities.
Our Strategy and Competitive Capabilities

Our goal is to be a leading ADC company bringing meaningful therapies to patients in need by leveraging our decade-long experience in the ADC field, with multiple INDs, and a proven track record of success. We are focused on maximizing the ZYNLONTA opportunity. By leveraging our clinical development expertise and established commercial infrastructure, we are uniquely capable of expanding ZYNLONTA into earlier lines of DLBCL and indolent lymphomas as a single agent and in combination with other therapies. Further, our robust in-house chemistry, manufacturing and controls (“CMC”) capabilities utilize a highly experienced workforce to manage a top-tier external manufacturing network through third-party contract manufacturing organizations (“CMOs”) capable of manufacturing highly potent molecules and complex biologics.

Currently approved as a monotherapy, ZYNLONTA has a differentiated profile with rapid, deep and durable efficacy as well as manageable safety with simple and convenient administration. Based on data from our LOTIS-2 trial, ZYNLONTA provides rapid responses with the median time to response of 1.5 months. Responses were durable for patients with a complete response and the median duration of complete response had not yet been reached at the 2-year follow-up. ZYNLONTA has a manageable safety profile with no cytokine release syndrome (“CRS”) or Immune Effector Cell-Associated Neurotoxicity Syndrome (“ICANS”) and no cumulative irreversible toxicities reported in the LOTIS-2 trial. ZYNLONTA offers accessibility for patients with a simple Q3W dosing with no Risk Evaluation and Mitigation Strategies (“REMS”) or in-patient stay requirements. As a monotherapy, we believe ZYNLONTA’s profile is well-positioned for patients who do not have access to more complex therapies like CAR-T and bispecific antibodies and for patients who have progressed post CAR-T and/or bispecific antibodies.

ZYNLONTA

Our strategy is to maximize and expand the ZYNLONTA opportunity in several ways:

•Maximize ZYNLONTA in third-line plus (“3L+”) DLBCL. We are driving utilization of ZYNLONTA in the 3L+ DLBCL setting through increased awareness of ZYNLONTA’s efficacy and manageable safety profile and its suitability for use across treatment settings.

•Seek to expand ZYNLONTA into earlier lines of DLBCL and indolent lymphomas. We are studying the potential to move ZYNLONTA into earlier lines of therapy in combination with rituximab (LOTIS-5) and glofitamab (LOTIS-7) through our clinical trials and supporting IIT studies that are exploring the potential of ZYNLONTA alone or in combination with rituximab in indolent lymphomas. We believe these development efforts, if successful, will enable ZYNLONTA to move into earlier lines of treatment and potentially establish ZYNLONTA as the combination agent of choice in the 2L+ across treatment settings, raising the bar for efficacy in 2L+ DLBCL, and increasing ZYNLONTA’s overall market opportunity.

•Continue to advance the development and commercialization of ZYNLONTA outside of the United States through strategic partnerships. We are committed to providing global access to ZYNLONTA for patients who may benefit from this treatment. ZYNLONTA has received conditional approval from the European Commission, China NMPA and Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We have entered into strategic agreements to maximize the commercial potential of ZYNLONTA, including an exclusive license agreement with Tanabe Pharma Corporation (“TPC”) in Japan, and a joint venture with Overland Pharmaceuticals in China (including Hong Kong and Macau), Singapore, and Taiwan, and an exclusive license agreement with Swedish Orphan Biovitrum AB (publ) (“Sobi”) for all other regions, excluding the U.S. In China, together with the joint venture, we are exploring commercialization options for ZYNLONTA. In Japan, TPC successfully completed a Phase 1/2 bridging study and joined the LOTIS-5 confirmatory Phase 3 clinical trial. The Phase 1/2 bridging study achieved the primary endpoint of overall response rate (“ORR”) in the Phase 2 part of the Japanese Phase 1/2 study. SOBI continues to pursue regulatory approval for ZYNLONTA in certain countries within its licensed territory outside the European Union.

PSMA-targeting ADC

We have completed IND-enabling activities for ADCT-241, our next-generation PSMA-targeting ADC, which utilizes a differentiated exatecan-based payload with a novel hydrophilic linker. We continue to explore partnering opportunities for this asset.

Antibody Drug Conjugates

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

•Widely Addressable Patient Population. ADCs represent a treatment approach that expands the treatment options available to cancer patients. Many therapies are not appropriate for certain patient populations. For example, chemotherapy may not be appropriate when the patient is too sick to tolerate or does not respond to available chemotherapeutics, stem cell transplant may not be appropriate when the patient is frail, and some novel targeted therapies such as CAR-T (i.e., a type of treatment in which a patient’s T cells are modified in the laboratory so they will attack cancer cells) may not be appropriate when there is significant comorbidity. As a result of these limitations, there remains a significant unmet medical need for patients for whom other treatment options are inappropriate or ineffective.

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

Within ADC Therapeutics, we have a strong focus on driving innovation in ADC development and advancing ZYNLONTA with the goal of bringing meaningful therapies to patients in need.

Our current ZYNLONTA pipeline utilizes our highly potent pyrrolobenzodiazepine (“PBD”) dimer technology (under license from AstraZeneca).

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

PBD dimers cause a bystander effect, which occurs when a released warhead (from a target positive cells which has internalized and processed the ADC) is able to diffuse into and kill neighboring cells in the tumor microenvironment, irrespective of those cells’ antigen expression. Since PBD dimers are cell-permeable, they may be able to diffuse into adjacent cells and kill them in an antigen-independent manner. PBD dimers also cause immunogenic cell death (ICD), whereby a cancer cell’s death expresses certain stress signals that induce the body’s anti-tumor immune response through the activation of T cells and antigen-presenting cells. This opens up the potential for combining our ADC with other therapies.

Structure and Mechanism of Action of ZYNLONTA

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

The human CD19 antigen is involved in the recognition, binding and adhesion processes of cells, mediating direct interactions between surfaces of different cell types and pathogen recognition. CD19 is expressed only on B cells (i.e., a type of white blood cell that plays a significant role in protecting the body from infection by producing antibodies) throughout all stages of B cell development and differentiation. Its expression is maintained at high levels in hematologic B cell malignancies, including Non-Hodgkin lymphoma (“NHL”) and certain types of leukemia.

Our Market Opportunity

The Lymphoma Disease Setting

ZYNLONTA continues to be developed through our clinical trials and IITs for the treatment of B-cell lymphomas, including:
•DLBCL, the most common type of lymphoma. It is an aggressive form of NHL and accounts for 30% of all NHL cases. Approximately 32,000 people in the United States are diagnosed with DLBCL each year. The DLBCL market includes complex therapies with unique patient management and infrastructure requirements, such as CAR-T, bispecifics and stem cell transplant (“SCT”), as well as broadly accessible outpatient therapies such as ADCs, mAbs or chemotherapy.
◦2L DLBCL - An estimated 12,000 2L DLBCL patients are drug-treated in the United States annually.
◦3L+ DLBCL - An estimated 6,000 3L+ DLBCL patients are drug-treated in the United States annually.
•Marginal zone lymphoma (“MZL”) is a rare, indolent form of NHL. MZL is the third most common NHL subtype. In the United States, the five-year prevalence for MZL is an estimated 40,000 patients. An estimated 3,000 2L+ MZL patients are drug-treated in the United States annually. Despite patients achieving durable responses, high unmet medical need remains with <30% CR for non-CAR-T r/r NCCN preferred treatments.
•Follicular lymphoma (“FL”), is an indolent type of NHL. In the United States, the five-year prevalence for FL is an estimated 63,000 patients. An estimated 6,000 2L+ FL patients are drug-treated in the United States annually, of which 20% relapse within the first 24 months of frontline therapy (“POD24”) and are characterized by an unfavorable prognosis.

Currently, ZYNLONTA is approved for the treatment of DLBCL after two or more lines of systemic therapy. We believe the emerging clinical profile of ZYNLONTA plus glofitamab in the LOTIS-7 trial positions us well among complex therapies and at the same time, the clinical profile of ZYNLONTA plus rituximab in the LOTIS-5 trial has the potential to differentiate to position us well among broadly accessible therapies. As such, we see the potential for ZYNLONTA to become backbone for powerful combination therapies in earlier lines of DLBCL as well as indolent lymphomas.

The Prostate Cancer Disease Setting
We have completed IND enabling activities for ADCT-241, our next-generation PSMA-targeting ADC, which utilizes a differentiated exatecan-based payload and is in pre-clinical development for the treatment of metastatic castrate resistant prostate cancer. Prostate cancer is the most common cancer and the second leading cause of cancer death among men in the United States. There are an estimated 282,000 new cases of prostate cancer in the United States each year. Prognosis is heavily dependent on the cancer's stage at diagnosis.

Regulatory Approvals and Marketing Exclusivity
On April 23, 2021, ZYNLONTA received accelerated approval from the FDA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including DLBCL not otherwise specified, DLBCL arising from low-grade lymphoma and high-grade B-cell lymphoma. Continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial, which we intend to satisfy through our LOTIS-5 confirmatory Phase 3 clinical trial. The FDA granted Orphan Drug Exclusivity for ZYNLONTA on May 20, 2021, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years from the date of approval except in limited circumstances. Under the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), we believe ZYNLONTA is the first loncastuximab tesirine product to have been licensed by the FDA and should be entitled to a period of 12 years of Reference Product Exclusivity (“RPE”). However, the FDA has not yet awarded ZYNLONTA such RPE, and the FDA may not do so for unknown reasons.

On December 20, 2022, the European Commission granted conditional marketing authorization for the use of ZYNLONTA for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. The decision is valid in all European Union Member States, Iceland, Norway, and Liechtenstein. Continued approval for this indication is contingent upon verification of clinical benefit in a confirmatory trial, which we intend to satisfy through our LOTIS-5 confirmatory Phase 3 clinical trial. The Committee for Orphan Medicinal Products did not grant orphan drug designation for ZYNLONTA in the EU.

On December 6, 2024, ZYNLONTA received conditional approval in China from the NMPA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy. This conditional approval is based on ORR and duration of response results from a single-arm clinical trial. The full approval for this indication will be contingent upon the results of the subsequent confirmatory randomized controlled trial, which we intend to satisfy through our LOTIS-5 confirmatory Phase 3 clinical trial.

On March 7, 2025, ZYNLONTA received a notice of Compliance with Conditions (“NOC/c”) approval from Health Canada for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy. This NOC/c approval is based on ORR and duration of response results from a single-arm clinical trial. The full approval for this indication will be contingent upon the results of the subsequent confirmatory randomized controlled trial, which we intend to satisfy through our LOTIS-5 Phase 3 clinical trial.

Commercialization
We continue to directly commercialize ZYNLONTA in the 3L+ DLBCL setting in the United States through a commercial organization comprised of cross-functional employees, including marketing, sales, market access, insights and analytics, and commercial operations functions. Our field sales team calls on healthcare providers across both the academic and community settings and has the potential to cover more than 90% of the DLBCL opportunity. We have entered into agreements with vendors for certain commercialization services such as third-party logistics, distribution, data analytics and claims processing. ZYNLONTA is distributed in the U.S. through a number of wholesale distributors that resell to healthcare providers and hospitals, the end users of our product. We also contract with group purchasing organizations affiliated with community oncology practices.

Outside of the United States, we have entered into strategic agreements to maximize the commercial potential of ZYNLONTA, including an exclusive license agreement with Mitsubishi Tanabe Pharma Corporation, now TPC in Japan, and a joint venture with Overland Pharmaceuticals in China (including Hong Kong and Macau), Singapore, and Taiwan, and an exclusive license agreement with Sobi for all other regions, excluding the U.S. and Japan. ZYNLONTA has received conditional approval from the European Commission, China NMPA and Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. In China, we and the joint venture are exploring commercialization options for ZYNLONTA. In Japan, TPC successfully completed a Phase 1/2 bridging study and joined the LOTIS-5 confirmatory Phase 3 clinical trial. The Phase 1/2 bridging study achieved the primary endpoint of ORR in the Phase 2 part of the Japanese Phase 1/2 study. SOBI continues to pursue regulatory approval for ZYNLONTA in certain countries within its licensed territory outside the European Union.

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
Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both antibody drug conjugate (“ADC”) and non-ADC therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our product and product candidates, including, but not limited to, AbbVie, Inc., Daiichi Sankyo Company, Genmab, GlaxoSmithKline plc, Gilead Sciences, Inc., Johnson & Johnson, Mersana Therapeutics Inc., Sanofi S.A., Roche Holding AG, Pfizer Inc. and Zymeworks, Inc. There are hundreds of ADCs in development, the vast majority of which were being developed for the treatment of cancer.
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
In the relapsed or refractory DLBCL setting, for which we have developed ZYNLONTA, current 3L treatment options include CAR-T, allogeneic stem cell transplant, polatuzumab in combination with bendamustine and a rituximab product, selinexor, tafasitamab in combination with lenalidomide, brentuximab in combination with bendamustine and a rituximab product, chemotherapy using small molecules and bispecifics antibodies. If ZYNLONTA is approved for use as a 2L+ treatment for DLBCL patients, we will continue to compete with CAR-T, autologous stem cell transplant, rituximab in combination with chemotherapies, polatuzumab in combination with bendamustine and a rituximab product, tafasitamab in combination with lenalidomide and brentuximab in combination with bendamustine and a rituximab product. In addition, we expect potential future competition from bispecific antibodies such as glofitamab, mosunetuzumab and epcoritamab alone or in combinations with chemotherapies or polatuzumab to gain approval in the 2L treatment of DLBCL.

Clinical Development
Confirmatory Phase 3 Clinical Trial (LOTIS-5)

LOTIS-5 is a Phase 3, randomized, open-label, two-part, two-arm, multi-center clinical trial of ZYNLONTA combined with rituximab compared to immunochemotherapy in patients with relapsed or refractory DLBCL. We believe that this clinical trial, if successful, will support a supplemental biologics license application (“sBLA”) for ZYNLONTA to be used to confirm our existing accelerated approval in 3L+ setting and expand into a 2L/2L+ therapy for the treatment of relapsed or refractory DLBCL in transplant-ineligible patients.
We expect to provide topline data in the first half of 2026 from the LOTIS-5 Phase 3 confirmatory trial of ZYNLONTA in combination with rituximab in patients with 2L+ DLBCL once the pre-specified number of approximately 262 progression-free survival events is reached and data are available. Publication of the full results is anticipated by the end of 2026. Assuming positive results, a supplemental Biologics License Application (sBLA) submission to the FDA will follow, with potential compendia inclusion in the first half of 2027 and confirmatory approval in 2L+ DLBCL in mid-2027.

Clinical Trial Design
The primary objective of the clinical trial is to evaluate the efficacy of ZYNLONTA combined with rituximab compared to standard immunochemotherapy, as measured by progression-free survival (“PFS”). The secondary endpoints of the clinical trial are overall survival (“OS”), ORR, complete response (“CR”) rate and duration of response (“DoR”) as well as frequency and severity of adverse events as well as: (i) characterize the safety profile of ZYNLONTA combined with rituximab, (ii) characterize the pharmacokinetic profile of ZYNLONTA combined with rituximab, (iii) evaluate the immunogenicity of ZYNLONTA combined with rituximab and (iv) evaluate the impact of ZYNLONTA combined with rituximab treatment on treatment-related and disease-related symptoms, patient-reported functions and overall health status.

The clinical trial enrolled patients with pathologically confirmed relapsed or refractory DLBCL who are not considered by the investigator to be a candidate for stem cell transplantation (“SCT”) and who had failed at least one multi-agent systemic treatment regimen. As previously disclosed, we submitted a protocol amendment to FDA in 2024 to increase enrollment in LOTIS-5 to address unexpectedly high rates of early censoring which FDA noted could impact the interpretability and reliability of the data. We subsequently implemented several actions to mitigate such early censoring in the newly enrolled patients. Enrollment was completed in 2024. It is unknown if the high rate of early censoring seen in the trial will impact the study results.

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

LOTIS-5 Updated Data
In July 2025, we announced updated safety run-in results from the clinical trial. The 20 patients in the safety run-in were a median age of 74.5 years and had a median of 1 prior therapy (range of 1-7). Patients received a median of five cycles of ZYNLONTA in combination with rituximab and one previous therapy. As of the October 24, 2024, data cutoff with a median follow-up of 37.2 months:

•The ORR by central review was 16/20 (80%). A total of 10/20 (50%) patients achieved a CR.

•The median DoR was 8.0 months and the median PFS was 8.3 months.
•Median duration of complete response (“DOCR”) was not reached with 4 patients with CR >28.5 months beyond end of therapy.

•Of 7 patients with ctDNA available, all 7 had a decrease in ctDNA by cycle 3 with all 3 CR patients minimal residual disease (“MRD”) negative at C3.

•A total of 11 (55%) patients had Grade ≥3 treatment emergent adverse events (“TEAEs”). The most common Grade ≥3 TEAEs were increased gamma-glutamyltransferase (five patients (25%) and neutropenia (three patients (15%)).
Pivotal Phase 2 Clinical Trial in Relapsed or Refractory Diffuse Large B-Cell Lymphoma (LOTIS-2)
We conducted a 145-patient Phase 2, multi-center, open-label, single-arm clinical trial to evaluate the safety and efficacy of ZYNLONTA in patients with relapsed or refractory DLBCL after two or more lines of systemic therapy. This trial was used as the basis to obtain accelerated approval in the U.S. and conditional approvals in Europe, China and Canada.
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
Clinical Trial Results

The median number of treatment cycles received was 3 and the maximum number of treatment cycles received was 26.
As of September 15, 2022 cutoff date, the main observed safety and tolerability findings were as follows:
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
The main observed efficacy findings were as follows:
•Thirty-six patients, or 24.8% of patients, achieved a CR and another 34 patients, or 23.4% of patients, achieved a partial response (“PR”), resulting in a 48.3% ORR. The median time to first response was 41.0 days.
•ZYNLONTA’s favorable clinical activity was observed across a broad patient population in this clinical trial, including transplant eligible and ineligible patients, patients who have not responded to first-line therapy or any prior therapy, double-hit and triple-hit disease and transformed disease and patients who had received prior CD19 therapies or SCT.
•The median DoR was 13.37 months for patients who achieved a response. The median DoR was not reached for patients who achieved a complete response and was 5.68 months for patients who achieved a PR. The median DoR observed in subgroups at high risk of poor prognosis was comparable to that observed in the overall study population.

•Sixteen (16) patients received CD-19 directed CAR-T as a subsequent therapy after receiving treatment with ZYNLONTA. The investigator assessed ORR of CAR-T post ZYNLONTA was 56.3% (9/16) with a CR rate (CRR) of 50% (8/16). Eleven patients (11) received SCT as consolidation after responding to treatment with ZYNLONTA.
•The median PFS was 4.93 months.
•The median OS was 9.53 months.
LOTIS-7
Clinical Trial Design

LOTIS-7 is a Phase 1b global multicenter, multi-arm open-label study in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (B-NHL), including Part 1 (dose escalation) and Part 2 (dose expansion). The three dosing arms in Part 1 included ZYNLONTA plus polatuzumab vedotin, ZYNLONTA plus glofitamab (COLUMVI®), and ZYNLONTA plus mosunetuzumab. Part 1 of the study used a 3+3 dose escalation in third-line (“3L”)/3L+ heavily pre-treated patients with ZYNLONTA doses starting at 90 µg/kg and then proceeding to 120 µg/kg and 150 µg/kg. Part 2 currently includes dose expansion in second-line (“2L”)/second-line plus (“2L+”) large B-cell lymphoma in the ZYNLONTA plus glofitamab arm at dose levels determined from Part 1 (120 µg/kg and 150 µg/kg of ZYNLONTA plus the approved dosing of glofitamab). Primary endpoints of the study include safety and tolerability. Secondary efficacy endpoints include ORR, DOR, CR rate, PFS, RFS, and OS as well as pharmacokinetics (“PK”) and immunogenicity.

The primary objective of the clinical trial is to characterize the safety and tolerability of loncastuximab tesirine in combination, and to identify the maximum tolerated dose (“MTD”) and/or recommended dose for expansion (“RDE”). The secondary objectives of the clinical trial are to evaluate the anti-cancer effect of loncastuximab tesirine as a combination therapy, to characterize the PK profile and to evaluate immunogenicity.

In Part 1, dose escalation was conducted across non-Hodgkin lymphoma patients at 3 dose levels of ZYNLONTA with glofitamab or mosuntusumab in the 3L+ setting. In Part 2, dose expansion moved forward in 2L+ DLBCL with ZYNLONTA at two dose levels – 120 micrograms per kg and the currently approved monotherapy dose of 150 micrograms per kg - combined with the approved monotherapy dose of glofitamab. Based on the scientific evidence available and in alignment with the Data Safety Monitoring Committee, we selected the 150 µg/kg dose and are currently enrolling approximately 100 patients at this dose.

The clinical trial is enrolling patients with relapsed or refractory B-cell NHL who have previously received two or more multi-agent systemic treatment regimens (in the dose escalation part) or who have previously received one or more multi-agent systemic treatment regimens (in the dose expansion part). Enrollment in the LOTIS-7 clinical trial is ongoing, with complete enrollment of approximately 100 patients at the selected 150 µg/kg dose of ZYNLONTA plus the approved dose of glofitamab expected during the first half of 2026. We plan to share full data at a medical meeting and submit for publication by the end of 2026. In addition, the Company plans to assess regulatory and compendia strategies in the first half of 2027.

LOTIS-7 Updated Data

As of November 17, 2025 cutoff date, a total of 49 patients were efficacy evaluable with a minimum of 6 months of follow-up from treatment initiation. Key highlights of the data are as follows:

•Best ORR was 89.8% (44/49 patients) as assessed by Lugano criteria
•ORR was 95.2% at the 120 µg/kg dose and was 85.7% at the selected 150 µg/kg dose
•CR rate was 77.6% (38/49 patients)
•Of these, 33/38 patients achieving CR remain in CR as of the data cutoff; the 5 patients who did not remain in CR included 2 patients with progressive disease, 2 patients with Grade 5 AEs which occurred during CR, and one censored patient
•CR rate was 81.0% at the 120 µg/kg dose and was 75.0% at the selected 150 µg/kg dose

•Strong efficacy in both the relapsed and primary refractory populations across both dose levels
•In the 24 relapsed patients, ORR was 100% and CR rate was 91.7%
•In the 25 primary refractory patients, ORR was 80% and CR rate was 64%
•14 patients converted from stable disease (SD) or PR to CR over time (1 and 13 patients, respectively)
•Of the 8 patients previously treated with CAR-T, 6 achieved a CR
•The combination was generally well tolerated with a manageable safety profile
•Grade 3 or higher TEAEs observed in > 5% of patients included neutropenia (32.7%), GGT increased (16.3%), anemia (10.2%), WBC decreased (8.2%), generalized oedema (8.2%), ALT increased (8.2%), AST increased (6.1%), and thrombocytopenia (6.1%)
•Grade 5 AEs occurred in 2 (4.1%) patients, one at each dose level; the one at the 120 µg/kg dose was treatment-related per the investigator
•Cytokine release syndrome (CRS) of all grades across dose levels was 36.7%
•CRS all grades was 25.0% at the selected 150 µg/kg dose and 52.4% at the 120 µg/kg dose, with all but one low Grade
•ICANS was 4.1% across dose levels, with only Grade 1/2

Phase 2 Investigator Initiated Trials

Marginal Zone Lymphoma

Updated data from the Phase 2 multicenter IIT of ZYNLONTA to treat relapsed/refractory marginal zone lymphoma (r/r MZL) was presented during a poster session at the 18th International Conference on Malignant Lymphoma (ICML) in Lugano, Switzerland in June 2025. As of February 10, 2025, a total of 27 adult patients with r/r MZL and previously treated with ≥1 line of systemic therapy were enrolled with 26 patients evaluable for response. Patient had a median of 2 prior line of treatment. Highlights of the data include:

•ORR of 84.6% (22/26); CR rate of 69.2% (18/26)
•Among POD24 patients assessed for response, a CR rate of 61.5% (8/13) was observed
•CR was maintained in 17 of 18 CR patients who achieved CR, with longest duration of CR of 27 months from the start of treatment
•PFS was 92.9% at 12 months
•27 enrolled patients experienced adverse events (“AE”), consistent with the known safety profile of ZYNLONTA and most commonly grade 1 or 2. Grade 3 and 4 AEs were observed in 16 and 2 patients, respectively and included neutropenia, RSV lung infection and hyponatremia (with 2 AEs occurring in the same patient). Three patients needed dose reduction and one patient discontinued treatment after cycle 4 due to cholestatic hepatitis that fully recovered.

The trial has been expanded to enroll 50 r/r MZL patients. We anticipate publication of data as early as the end of 2026, and assuming positive data, we plan to assess regulatory and compendia strategies.

Follicular Lymphoma

Data from the Phase 2 investigator-initiated trial evaluating ZYNLONTA in combination with rituximab in r/r FL with ≥1 line of systemic therapy presenting high-disease burden as defined by GELF criteria or POD24 at enrollment was shared as an oral presentation at ASH in December 2024 and simultaneously published in Lancet Haematology. Patients were a median age of 68 years (range 47 to 89) and the majority received one previous line of therapy (n=26; 67%).

Highlights from the results published in The Lancet Haematology included:

•Best overall response rate (ORR) of 97.4% (n=38) and CR rate of 76.9% (n=30)
•After a median follow-up of 15.6 months, the median progression-free survival (PFS) was not reached, and the 12-month PFS was 94.6%

•The most common treatment-emergent adverse events (TEAEs) were hyperglycemia (n=17; 43.6%) followed by increased alkaline phosphatase (n=16; 41%) and neutropenia, fatigue and increased aspartate aminotransferase and alanine aminotransferase (n=15; 38.5%)
•The most common grade ≥3 TEAE were lymphopenia (n=8; 20.5%) followed by neutropenia (n=5; 12.9%)
•No Grade 5 TEAEs occurred.
Updated data presented at the International Workshop on Non-Hodgkin Lymphoma (iwNHL) in September 2025 from 55 evaluable patients in this trial continue to demonstrate encouraging results with an ORR of 98.2%, a CR rate of 83.6%. Safety was consistent with the known profile of ZYNLONTA. This IIT is currently being expanded with an increased target enrollment of 100 high-risk r/r FL patients and the study opening at additional U.S. cancer research centers. We anticipate publication of data as early as the end of 2026, and assuming positive data, we plan to assess regulatory and compendia strategies.

LOTIS-10

LOTIS-10 is a Phase 1b open-label, multi-center study to evaluate the safety, pharmacokinetics and anti-cancer activity of ZYNLONTA in patients with relapsed or refractory DLBCL or high-grade B-cell lymphoma (“HGBCL”) with hepatic impairment. The primary objective of the clinical trial is to determine the recommended dosing regimen of ZYNLONTA in DLBCL or HGBCL patients with moderate and severe hepatic impairment. The secondary objectives of the clinical trial are to characterize the PK profile, safety and tolerability of ZYNLONTA in patients with hepatic impairment, and to evaluate the antitumor activity and the immunogenicity of ZYNLONTA in patients with hepatic impairment.

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

Chemistry, Manufacturing and Controls

We believe that the manufacture of ADCs requires considerable expertise, know-how and resources. We are a pioneer in the ADC field with specialized end-to-end capabilities for developing optimized manufacturing processes for ADCs. Our robust in-house CMC capabilities utilize a highly experienced workforce to manage a top-tier external manufacturing network through third-party CMOs. Our third-party CMO network is capable of manufacturing highly potent molecules and complex biologics.

We do not own or operate, and do not plan to own or operate, manufacturing infrastructure for the manufacture of clinical supply of our product candidates or commercial product. Instead, we contract with third-party current Good Manufacturing Process-compliant CMOs that have the facilities and capabilities to manufacture on our behalf the intermediate components and the final product candidates for use in clinical trials and commercial supply. We believe we have sufficient commercial-grade drug product, ZYNLONTA, in stock and we believe we and our CMOs will be able to conduct additional manufacturing at the scheduled times. Our in-house team oversees all aspects of the CMO manufacturing process, including defining the scope of work and monitoring all aspects of the manufacturing process, including conducting routine site visits and audits. We also contract with external specialist quality control and stability-testing organizations to monitor the quality of the materials manufactured by the CMOs.

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

In general, our licensed, owned or co-owned patents relate to our ADC products, the underlying antibodies, the warheads, such as PBD-based or Exatecan-based warheads, the linker used to connect such warheads to the antibodies to form an ADC, modifications of the antibodies to enhance efficacy, and the methods to use and administer or co-administer such ADCs. We typically file patent applications in the U.S. and other key foreign countries. We have over 230 patents issued in the U.S. and other countries, inclusive of foreign counterparts, with expirations ranging from 2031 to 2040 as well as numerous pending patent applications in the U.S. and other countries.

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

Product-Specific Patent Protection

We co-own with MedImmune, and have exclusive rights to, approximately 6 patent families directed to ADCs with PBD warheads and targeting moieties that bind to specific target molecules, combinations of these ADCs with other therapeutic molecules and therapeutic uses of these ADCs. These families include approximately 6 issued U.S. utility patents. The issued utility patents, and any utility patents granted from the pending applications in these families, are expected to expire between 2033 and 2042. Further details in relation to particular marketed products are provided below. We also solely own eight patent families directed to antibodies, ADCs with Exatecan or other warheads, linker technology and therapeutic uses of these antibodies and ADCs. Any utility patents granted from the pending applications in these families are expected to expire between 2041 and 2046.

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
Overland License and Collaboration Agreement
In December 2020, we entered into a joint venture with Overland Pharmaceuticals (“Overland”) to develop and commercialize ZYNLONTA and certain now-discontinued product candidates (collectively, the “Licensed Products”) in greater China and Singapore. In connection with such joint venture, we entered into a license and collaboration agreement with the joint venture entity, Overland ADCT BioPharma (CY) Limited (“Overland ADCT BioPharma”) pursuant to which we granted Overland ADCT BioPharma an exclusive license or sublicense (as applicable) under all applicable patents and know-how now or in the future owned or controlled by us relating to the Licensed Products in order to use, sell, offer for sale, import and commercialize such product candidates in China, Hong Kong, Macau, Taiwan and Singapore (the “Territory”). We also granted Overland ADCT BioPharma an exclusive right of first negotiation to obtain a license in the event we seek to grant to a third party a license in certain circumstances.

Overland ADCT BioPharma is responsible, at its sole cost, for the development, regulatory approval and commercialization of the Licensed Products in the Territory, and must use diligent efforts in order to obtain and maintain regulatory approval for and commercialize the products in each applicable jurisdiction. We maintain an exclusive option, on a product-by-product basis, to co-promote and participate in the detailing, promotion and marketing of the Licensed Products in the Territory. Upon any exercise by us of such option, we and Overland ADCT BioPharma will negotiate in good faith commercially reasonable terms for a co-promotion agreement. We maintain the right to control global clinical trials for the Licensed Products conducted both in and out of the Territory, and the license agreement sets forth the division of costs between us and Overland ADCT BioPharma with respect to clinical trials depending on the territories within which such trials are conducted or relate to. We are required to use diligent efforts to manufacture and supply to Overland ADCT BioPharma (at our manufacturing cost), and Overland ADCT BioPharma must purchase from us, all of Overland ADCT BioPharma’s requirements of the Licensed Products for its development and commercialization activities.
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

Financing Agreement with HealthCare Royalty Partners
In August 2021, we entered into a royalty purchase agreement with certain entities managed by HCR for up to $325.0 million. Under the terms of the agreement, we received gross proceeds of $225.0 million upon closing and $75.0 million upon the first commercial sale of ZYNLONTA in Europe (collectively, the “Investment Amount”). Under the agreement, we are obligated to pay to HCR (i) a 7% royalty on the worldwide (excluding China, Hong Kong, Macau, Taiwan, Singapore and South Korea) net sales of ZYNLONTA and any product that contains ZYNLONTA and on any upfront or milestone payments we receive from licenses that we grant to commercialize ZYNLONTA or any product that contains ZYNLONTA in any region other than China, Hong Kong, Macau, Taiwan, Singapore and South Korea, (ii) a 7% royalty on the worldwide net sales of Cami, a now-discontinued product candidate, and any product that contains Cami and on any upfront or milestone payments we receive from licenses that we grant to commercialize Cami or any product that contains Cami in the United States and Europe, and (iii) outside the United States and Europe, a 7% share of any upfront or milestone payments derived from licenses that we grant to commercialize Cami or any product that contains Cami and, in lieu of the royalty on net sales under such licenses, a mid-teen percentage share of the net royalty we receive from such licenses. The 7% royalty rates described above are subject to adjustment to a potential high-single-digit percentage royalty rate after September 30, 2026 and/or a 10% royalty rate after September 30, 2027, if the aggregate net sales and license revenue subject to royalty obligations in the preceding twelve months do not exceed certain mid-nine-digit milestones by such dates. Our aggregate royalty obligations are capped at 2.50 times the amount paid by HCR under the agreement, or at 2.25 times the amount paid by HCR under the agreement if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029 (the “Royalty Cap”).

On February 18, 2026, we entered into a first amendment of the royalty purchase agreement which removed our obligation to buy-out the royalty agreement upon a change of control event and replaced it with a change of control payment of $150 million (increased to $200 million on or after January 1, 2028). The royalty agreement would be permitted to remain outstanding without being bought out after the payment of such change of control payment. Following such change of control event, the royalty obligations under the royalty purchase agreement will continue until the Royalty Cap, unless we (or our successor in interest) buys out the remaining royalty obligations by paying HCR $525 million (increased to $750 million if the buyout occurs on or after January 1, 2029), less the amount of royalties previously paid to HCR and the change of control payment described above.

TPC License Agreement
In January 2022, we entered into a license agreement with TPC, to develop and commercialize ZYNLONTA in Japan, pursuant to which we granted TPC an exclusive license under all applicable patents and know-how relating to ZYNLONTA in order to use, sell, offer for sale, import and commercialize ZYNLONTA for all cancer indications in Japan. Under the agreement, we received an upfront payment of $30 million and are eligible to up to $205 million in regulatory and net sales-based milestones as well as royalties ranging from high teens to the low twenties based on net sales of ZYNLONTA in Japan. The royalties payable to us are subject to downward adjustment in certain circumstances, including the expiration of a patent covering ZYNLONTA, generic or biosimilar competition, and required royalty payments to third parties.
TPC will conduct clinical studies and be responsible for the development and commercialization of ZYNLONTA in Japan and bear the associated costs. At TPC’s option, it may also participate in any clinical studies of ZYNLONTA outside of Japan by bearing a portion of the costs of such studies. In addition, TPC agreed that it will not engage in certain activities with respect to products that are similar to ZYNLONTA.
Unless terminated earlier, the agreement terminates upon the occurrence of the earliest of (i) the expiration of the last-to-expire patent covering ZYNLONTA in Japan, (ii) the expiration of exclusivity with respect to ZYNLONTA granted to TPC by a regulatory authority, and (iii) ten years after the first commercial sale of ZYNLONTA in Japan. In addition, TPC may terminate the agreement at its discretion upon 180 days’ notice to us, each party may terminate the agreement for the other party’s material breach or insolvency and we may terminate the agreement if TPC engages in certain challenges of patents covering ZYNLONTA.
Sobi License Agreement
In July 2022, we entered into a license agreement with Sobi to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan (the territories subject to the agreement, collectively, the “Covered Territory”). Pursuant to the agreement, we granted Sobi (i) an exclusive license under applicable patents and know-how relating to ZYNLONTA in order to use, develop, sell, offer for sale, distribute, import and commercialize ZYNLONTA for all human therapeutic and diagnostic uses in the Covered Territory, (ii) a non-exclusive license under applicable patents and know-how relating to ZYNLONTA in order to package and label ZYNLONTA for all human therapeutic and diagnostic uses in the Covered Territory and (iii) a non-exclusive license under applicable patents and know-how relating to ZYNLONTA in order to manufacture and have manufactured ZYNLONTA in any territory solely for the use and sale of ZYNLONTA for human therapeutic and diagnostic uses in the Covered Territory exercisable upon Sobi assuming responsibility to manufacture or have manufactured ZYNLONTA, in each case, with the right to sublicense to affiliates and, with our written consent, other third parties and the right to subcontract to third parties. The licenses are subject to certain retained rights as specified in the agreement.
Under the agreement, we received an upfront payment of $55 million in July 2022 and $50 million in February 2023 for the approval of a Marketing Authorization Application (“MAA”) by the European Commission for ZYNLONTA in 3L DLBCL, and are eligible for up to $332.5 million in other regulatory and net sales-based milestones, as well as tiered royalties ranging from the mid-teens to the mid-twenties based on net sales of ZYNLONTA in the Covered Territory. The royalties payable to us are subject to downward adjustment in certain circumstances, including the expiration of patents covering ZYNLONTA, generic or biosimilar competition and required payments to third parties. The royalty term with respect to a product in a given country begins upon the first commercial sale of the product in the country and terminates upon the latest of (x) 10 years after the first commercial sale of the product in the country, (y) the expiration of the last-to-

expire valid patent claim covering the product in the country and (z) the expiration of regulatory exclusivity for the product in the country.
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
Our investigational medicines and any future investigational medicines must be approved by the FDA pursuant to a BLA before they may be legally marketed in the United States. The process generally involves the following:
•completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
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
Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial in whole or in part at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides recommendations for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.
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
The cost of preparing and submitting a BLA is substantial. Under the Prescription Drug User Fee Act (“PDUFA”), each BLA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application submitted by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.
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
As a condition of BLA approval, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

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
Pediatric Information
Under the Pediatric Research Equity Act (“PREA”), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA generally does not apply to any biological product for an indication for which orphan designation has been granted. However, PREA applies to BLAs for orphan-designated biologics if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.
The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory time frame. Applications to change labeling after performance of studies under the BPCA are treated as priority applications, with all of the benefits that designation confers.
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
U.S. Patent Term Restoration, Marketing Exclusivity and Biosimilars
Depending upon the timing, duration, and specifics of FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch Waxman Amendments provide for a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, up to five years. If the patent selected for extension was issued during the development or review period, the calculation begins from the date of patent issuance. The review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for such an extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. Such application must be submitted within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we or our licensors may apply for patent term extension for our owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of the clinical trials and other factors applicable to the relevant BLA. However, an extension might not be granted because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable eligibility or other requirements. Moreover, the extension awarded could be less than requested.
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be biosimilar to an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, toxicity studies, and a clinical trial or trials. A biosimilar may be approved as interchangeable with its reference biological product. Interchangeability requires that a biological product both be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Under most state laws, interchangeable products may be used in place of the reference biological product.

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

Regulatory Approval in the European Union
The European Medicines Agency (the “EMA”) is a scientific agency of the European Union. It coordinates the evaluation and monitoring of centrally authorized medicinal products. It is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors. The granting of EU marketing authorizations following a positive EMA opinion is carried out by the European Commission.The EMA decentralizes its scientific assessment of medicines by working through a network of about 4,500 experts throughout the European Union, nominated by the Member States. The EMA draws on resources of over 40 National Competent Authorities of European Union Member States.

The process regarding approval of medicinal products in the European Union follows roughly the same lines as in the United States and likewise generally involves satisfactorily completing each of the following:
•preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU GLP regulations;
•submission to the relevant national authorities of a clinical trial application (“CTA”) through the EU central single entry point: the Clinical Trials Information System (“CTIS”) for each trial in humans, which must be approved before the trial may begin in each country where patient enrollment is planned;

•performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
•submission to the relevant competent authorities of an MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
•satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced EU GMP;
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
Clinical Trials
Prior to January 31 2022, clinical trials in the European Union were governed by the Clinical Trials Directive 2001/20/EC, as amended (the “Clinical Trials Directive”).

Directive 2001/20/EC has been replaced by Regulation (EU) No. 536/2014 (the “Clinical Trials Regulation” or “CTR”), which became applicable on January 31, 2022. From this date, a three-year transition period started, to ensure that ongoing clinical trials could align with the rules as laid down in the CTR. From January 31, 2025 onwards, all clinical trials in the EU/EEA must be conducted in accordance with the CTR. This means that the Clinical Trials Directive 2001/20/EC (and any national legislation implementing the Directive) is now fully replaced by the CTR. The CTR is directly applicable in all the EU Member States. The CTR introduces an authorization procedure based on a single submission via a single EU portal (the CTIS). The applicant shall submit its application dossier to the intended Member States concerned through CTIS and shall propose one of the Member States concerned as the Reporting Member State (“RMS”). The RMS validates the application and reviews whether the application dossier is complete. After this, the RMS will draw up an assessment report (Part I of the approval process). For Part II of the approval process, all Concerned Member States (“CMS”) shall assess, for their own territory, the application dossier of the applicant. Each CMS shall notify the applicant through the EU CTIS portal as to whether the clinical trial is authorised, whether it is authorised subject to conditions, or whether authorisation is refused. This is part of the transparency requirements (the proactive publication of clinical trial data in the EU database) of the CTR. Since October 2016, based on its Policy 0070, the EMA has been publishing clinical data submitted by pharmaceutical companies to support their MAA for human medicines under this centralized procedure. Under the CTR, all clinical trial-related information generated during the life cycle of a clinical trial (e.g. protocol, assessment and decision on trial conduct, summary of trial results including a lay summary, study reports for those trials in the system subsequently included in a marketing authorisation submission in the EU, inspections, etc.) is published through the CTIS portal.

Manufacturing and import into the EU of investigational medicinal products is subject to the holding of appropriate authorizations and must be carried out in accordance with EU GMP.
Review and Approval
Authorization to market a product in the European Union Member Sates proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure or a national procedure.
Certain medicinal products, including medicinal products developed by means of biotechnological processes, must be approved via the centralized authorization procedure for marketing authorization. This derives from Annex I of Regulation (EC) No. 726/2004 of the European Parliament and of the Council of 31 March 2004. Since our products by their virtue of being antibody-based biologics fall under the centralized procedure, only this procedure will be described here.

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

Under the centralized authorization procedure, the Committee for Medicinal Products for Human Use (the “CHMP”) – EMA’s committee responsible for human medicines – serves as the scientific committee that renders opinions about the safety, efficacy and quality of human products. The CHMP consists of one member appointed by each of the EU Member States, with one of them appointed to act as Rapporteur for the co-ordination of the evaluation with the assistance of a further member of the CHMP acting as a Co-Rapporteur. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, though the clock is stopped if it is necessary to ask the applicant for clarification or further supporting data. The process is complex and involves extensive consultation with the regulatory authorities of Member States and a number of experts. Once the procedure is completed, a European Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product is sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether or not to grant a marketing authorization. If the opinion is negative, information is given as to the grounds on which this conclusion was reached.

After a medicinal product has been authorized and launched, it is a condition of maintaining the marketing authorization that all aspects relating to its quality, safety and efficacy must be kept under review. Sanctions may be imposed for failure to adhere to the conditions of the marketing authorization. In extreme cases, the authorization may be revoked, resulting in withdrawal of the product from sale.
Conditional Approval and Accelerated Assessment
As per Article 14-a of Regulation (EC) No. 726/2004, a medicine that would fulfill an unmet medical need may, if its immediate availability is in the interest of public health, be granted a conditional marketing authorization on the basis of less complete clinical data than are normally required, subject to specific obligations being imposed on the authorization holder. Such conditional marketing authorizations may be granted for product candidates if: (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. In emergency situations, a marketing authorisation for such medicinal products may be granted also where comprehensive pre-clinical or pharmaceutical data have not been supplied. The aforementioned obligations are to be reviewed annually by the EMA. Such an authorization shall be valid for one year, on a renewable basis.

When an application is submitted for a marketing authorization in respect of a medicinal product for human use which is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may request an accelerated assessment procedure pursuant to Article 14(9) of Regulation (EC) No. 726/2004. Under the accelerated assessment procedure, the CHMP is required to issue an opinion within 150 days of receipt of a valid application, subject to clock stops. The request for the accelerated assessment procedure must be duly substantiated by the applicant. We believe that some of the disease indications in which our product candidates are currently being or may be developed in the future could qualify for this provision, and we will take advantage of this provision as appropriate.

Period of Authorization and Renewals
A full marketing authorization is initially valid for five years and may then be renewed on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing Member State. To this end, the marketing authorization holder shall provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variants introduced since the marketing authorization was granted, at least nine months before the expiry date of the marketing authorization. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing Member State within three years after authorization shall cease to be valid (the so-called “sunset clause”).
Without prejudice to the law on the protection of industrial and commercial property, marketing authorizations for new medicinal products benefit from an 8+2+1 year period of regulatory protection. This regime consists of a regulatory data protection period of eight years plus an additional market exclusivity period of 2 years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

In April 2023, the European Commission published a proposal to reform the current pharmaceutical framework, including revision of the regulatory data protection system. The European Commission, European Parliament and Council have negotiated and reached an agreement on 11 December 2025. Under the agreed revision, the regulatory data protection will consist of 8 years of data exclusivity, same as under the current legal framework, and one additional year of market exclusivity. This means a total of 8+1 years of protection, instead of the current 8+2 years. Under the reformed legislation, there will be a possibility to obtain one additional year of exclusivity (8+1+1) under certain circumstances and another year (8+1+1 or 8+1+1+1) for a new indication of significant clinical benefit, with a capped overall regulatory protection of 11 years.

The final text of the reform proposal is expected to be endorsed and published in Q1 or Q2 of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000 and Commission Regulation (EC) No. 847/2000 provide that a medicinal product shall be designated as an orphan medicinal product by the European Commission, if its sponsor can establish (i) that the medicinal drug is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the

European Union and that without incentives it is unlikely that the marketing of the medicinal product in the European Union would generate sufficient return to justify the necessary investment; and (ii) that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.

Commission Regulation (EC) No. 847/2000 lays down the provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for designation as an orphan product can be made any time prior to the filing of an application for approval of the marketing authorization. Marketing authorization for a medicinal product designated as an orphan medicinal product leads to a 10-year period of market exclusivity, which means that no similar medicinal product can be authorized in the same indication. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan medicinal product designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. In addition, derogation from market exclusivity may be granted on an individual basis in very select cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product or demonstration of “clinically relevant superiority” by a similar medicinal product. This means that a marketing authorization may be granted to a similar medicinal product with the same orphan indication if this product is shown to be safer, more effective or otherwise clinically superior to the original orphan medicinal product. Medicinal products designated as orphan medicinal products pursuant to Regulation (EC) No. 141/2000 are eligible for incentives made available by the European Union and by the Member States to support research into, and the development and availability of, orphan drugs.

If the MAA of a medicinal product designated as an orphan medicinal product pursuant to Regulation (EC) No. 141/2000 includes the results of all studies conducted in compliance with an agreed Pediatric Investigation Plan (“PIP”), and a corresponding statement is subsequently included in the marketing authorization granted, the 10-year period of market exclusivity will be extended to 12 years, based on Regulation (EC) No. 1901/2006 of the European Parliament and of the Council.

European Data Collection and Processing
The collection, transfer, processing and other use of personal information, including health data, in the European Union is governed by the General Data Protection Regulation (“GDPR”). This Regulation imposes strict obligations and restrictions on the processing of personal data, including health data from clinical trials and adverse event reporting, for instance relating to having a legal basis for processing personal data (which may result in obtaining, in some situations, the consent of the individuals to whom the personal data relates), providing detailed information to the individuals about how and why their personal information is processed and used, ensuring the accuracy, adequacy, relevancy, and necessity of the personal data collected and used, having appropriate technical and organisational security measures, and IT security and incident response policies and procedures in place, ensuring appropriate data retention policies and procedures are implemented, notifying regulatory authorities and affected individuals of personal data breaches, having contractual arrangements and transfer mechanisms in place where required (e.g. vendors and clinical trial sites), having internal privacy and data governance framework, conducting data protection impact assessments, and responding to privacy rights requests (for example, the right to access, correct and delete their data) and keeping records of data processing activities.

In addition, the GDPR restricts the transfer of personal data to countries outside the European Economic Area (“EEA”), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. The GDPR therefore requires us to conduct transfer impact assessments and implement appropriate transfer mechanisms and safeguards to lawfully transfer personal data from the EU to countries outside the EEA. Examples of appropriate transfer mechanisms are the Standard Contractual Clauses as approved by the European Commission in 2021 and the EU-US Data Privacy Framework of 10 July 2023, allowing transfers of European personal data to organisations that participate in the EU-US Data Privacy Framework. Other European countries, such as the United Kingdom and Switzerland, have local data protection laws that provide for similar requirements, which add to the complexity of processing and transferring personal data outside the European region.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR and related data protection laws may impose additional responsibility and liability in relation to personal data that we collect and process, and we may be required to put in place additional mechanisms ensuring compliance with such rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects. For example, under the GDPR, companies may face warnings, compliance orders and fines of up to 20 million Euros or 4% of annual global revenue for the preceding financial year, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Some countries outside the EU have reacted to the GDPR by promulgating and enacting new privacy legislation that reflects similar principles and obligations on companies that operate and process their citizens' personal data. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security or confidentiality of personal data, may result in governmental enforcement actions, litigation, contractual indemnity claims, or restraining orders that would impact our ability to process and share data globally.

These privacy and data protection laws and regulations increase our responsibility and liability in relation to personal data that we process, and compliance has been and is expected to continue to be difficult, constantly evolving, costly and time-consuming. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data protection laws, to protect against security incidents, or to alleviate issues caused by such incidents. As we expand our presence into new countries, we must continue to assess our data governance and privacy controls to enable the lawful processing of personal data.

Artificial intelligence

As a result of the broad-scale release and availability of Artificial Intelligence (AI) technologies, such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.

Marketing
Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national pharmaceutical and anti-bribery laws of European Union Member States, and in respect of the UK (which is no longer a member of the EU), the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
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
Other Healthcare Laws and Compliance Requirements
In the U.S., pharmaceutical and biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”) other divisions of the U.S. Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs, may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federally funded healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and/or formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. In addition, the statutory exceptions and regulatory safe harbors are subject to change.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of the product for unapproved, and thus generally non-reimbursable, uses and purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act

(“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations, and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA's security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to the CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain advance practices nurses and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

Commercial distribution of products requires compliance with state laws that require the registration of manufacturers and wholesale distributors of drugs in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. In addition, several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. Certain local jurisdictions also require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Sales and marketing activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Violation of any of the federal and state healthcare laws described above or any other governmental regulations may result in penalties, including without limitation, significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to enter into government contracts, oversight monitoring, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings.

For more information regarding the risks related to healthcare laws and regulations that affect our business, see “Item 1A. Risk Factors—Risks Related to Regulatory Approval and Government Regulation.”
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
In the aforementioned proposal to reform the current European pharmaceutical legislative framework, stricter rules regarding the ‘Environmental Risk Assessment’ that pharmaceutical manufacturers are obliged to perform are included. In earlier versions of the proposal for the new legislation, noncompliance with the (extensive) Environmental Risk Assessment requirements can result in the withdrawal or refusal of a marketing authorization.

Government Pricing and Reimbursement Programs for Marketed Drugs in the United States
Medicaid, the 340B Drug Pricing Program, and Medicare
Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay quarterly rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of U.S. HHS. CMS administers the Medicaid drug rebate agreements with manufacturers which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on the average manufacturer price (“AMP”) reported to CMS by manufacturers for their covered outpatient drugs and how those drugs are classified. For non-innovator products, generally generic drugs marketed under abbreviated new drug applications (“ANDAs”), the rebate amount is 13% of the AMP for the quarter. The AMP is the weighted average of prices paid to the manufacturer as defined by the applicable regulations. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities after accounting for discounts and rebates. Innovator products may also be subject to an additional rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the inflation-adjusted baseline AMP, which for most drugs is the AMP for the first full quarter after launch. Since 2017, non-innovator products are also subject to an additional rebate for price increases that exceed inflation. Prior to January 1, 2024, the rebate amount for a drug was capped at 100% of the AMP; however, effective January 1, 2024, this cap was eliminated, which means that a manufacturer could pay a total rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug.

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

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Federal law requires that manufacturers with covered drugs under Medicare Part D pay a portion of the enrollee’s copay via a rebate to CMS. Beginning in 2025, the IRA eliminated the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to enter into a new manufacturer discount program agreement and pay 10% of Part D enrollees’ prescription costs for brand drugs above a deductible and below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided. Pursuant to the IRA, manufacturers are also required to provide annual Medicare Part D rebates for single-source drugs and biological products with prices that increase faster than the rate of inflation. As with the inflation rebates for Medicare Part B drugs, in November 2024, CMS finalized regulations for the Medicare Part B inflation rebates.

The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. CMS selected 10 Medicare Part D products for negotiation in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. The price cap for each of these products, which cannot exceed a statutory ceiling price, will take effect in 2026. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition is excluded from the IRA’s price negotiation requirements, as long as the drug is approved only for an indication within that disease or condition. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions.

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
Human Capital Resources
As of December 31, 2025, we had 188 full-time employees and five part-time employees. We are not party to any collective bargaining arrangements. We seek to provide pay, benefits and services that are competitive to market practice and create incentives to attract and retain employees. To help support the development and advancement of our high performing employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent.

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
•Changes in tariffs and trade policies could increase our cost of sales and our operating expenses.

•We may be unable to complete clinical trials on our expected timelines, if at all.
•There can be no assurance regarding the outcome of ongoing or planned clinical trials or the sufficiency of results from such clinical trials.
•Our products and product candidates may cause undesirable side effects or adverse events.
•We or our partners may be unable to obtain, or experience delays in obtaining, regulatory approval for our product candidates. We or our partners may be unable to maintain regulatory approval for any approved products.
•We or our partners may not be able to successfully commercialize our products.
•The market opportunities for our products and product candidates may be smaller than we estimate and any approval that we obtain may be based on a narrower definition of the patient population than we anticipated.

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
•Our partners may not perform as expected, and we may be unable to maintain existing or establish additional collaborations for the development and commercialization of our products and product candidates.

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
We have incurred substantial net losses since our inception and expect to continue to incur losses for the foreseeable future. As of December 31, 2025, we had accumulated losses of $1,636 million. We expect to continue to incur net losses for the foreseeable future as we continue to commercialize ZYNLONTA and advance ZYNLONTA into earlier lines of therapy and expand its market opportunity. We are unable to accurately predict whether and when we will achieve profitability. Even if we achieve profitability, we may not be able to sustain profitability in subsequent periods. This risk is heightened as we only have one approved product, ZYNLONTA, at the present time and thus are heavily dependent on its commercial performance and its continued research and development.

As a result, we will need to raise additional capital to fund our operations and execute our business plan. We do not have any committed external source of funds, and additional funds may not be available when we need them or on terms that are acceptable to us. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Further, as a Swiss company, we have less flexibility to raise capital, particularly in a quick and efficient manner, as compared to U.S. companies. See “—Risks Related to Our Common Shares—Our shareholders enjoy certain rights that may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.” The restrictions contained in our contractual agreements may also limit our ability to raise certain forms of capital. For example, subject to certain exceptions, the Loan Agreement restricts our ability to incur indebtedness and the HCR Agreement restricts our ability to sell, finance or loan any additional royalties on ZYNLONTA outside of China, Hong Kong, Macau, Taiwan, Singapore and South Korea, and to incur indebtedness exceeding 20% of our market capitalization. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our research and development, commercialization or growth efforts.
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
Under the HCR Agreement, we are obligated to pay to HCR royalties representing a percentage of net sales of ZYNLONTA in certain jurisdictions, and a percentage of any upfront or milestone payments we receive from licenses that we grant to commercialize ZYNLONTA in certain jurisdictions. See “Item 1. Business—Material Contracts.” As a result, our ability to generate from sales of, and licensing agreements involving, ZYNLONTA is reduced, which could adversely affect our financial condition.
In addition, upon the occurrence of a change in control event, we are obligated to pay HCR $150 million (if the change of control event occurs on or before December 31, 2027) or $200 million (if the change of control event occurs on or after January 1, 2028). In addition, following such change of control event, royalty obligations will continue until the Royalty Cap (as defined in the HCR Agreement), unless we (or our successor in interest) buys out the remaining royalty obligations by paying HCR $525 million (if the buyout occurs on or prior to December 31, 2029) or $750 million (if the buyout occurs on or after January 1, 2030), less the amount of royalties previously paid to HCR and the change of control payment previously paid to HCR. See “Item 1. Business—Material Contracts.” The foregoing provision may make us a less attractive acquisition target and reduces the benefit accruing to our shareholders in any change-of-control transaction.

Our consolidated statements of operations are subject to considerable non-cash charges and volatility due to factors that may be beyond our control.
Our obligation under the HCR Agreement is accounted for as a short-term and long-term debt obligation. To determine the accretion of the liability, we are required to estimate the total amount of future royalty payments and estimated timing of such payment to HCR based on our revenue projections as well as the achievement of certain milestones. Based on our periodic review, the amount and timing of repayment is likely to be different at each reporting period. To the extent the amount or timing of such payments is materially different than our initial estimates, we will record a cumulative catch-up adjustment. As a result, our obligations under the HCR Agreement could result in considerable non-cash charges to, and significant volatility in, our consolidated statements of operations.

Our ability to use tax loss carryforwards may be limited.
As of December 31, 2025, we reported $1,009 million and $19.3 million in tax loss carryforwards for Swiss and U.S. corporate income tax purposes, respectively. Such tax loss carryforwards and tax credits could, with certain limitations, be used to offset future taxable income. Swiss tax loss carryforwards generally expire seven years after the tax year in which they were incurred, whereas, U.S. tax loss carryforwards whereas U.S. tax loss carryforwards do not expire but may be subject to annual utilization limitations. U.S. federal and state tax credits generally expire after 20 years, although some state tax credits expire as quickly as seven years after the tax year in which they were incurred, and others do not expire. There can be no assurance that we will be able to generate sufficient income that allows us to use such tax loss carryforwards or tax credits before their expiration. We have not recognized any deferred tax asset related to U.S. federal and state tax credits as of December 31, 2025, because we do not believe it is more likely than not that such credits will be realized based on our current projections of future taxable income; however, such assessments are based on our projections of our future taxable income, which are subject to uncertainty and change based on numerous factors, including those described in this “Item 1A. Risk Factors” section. In addition, relevant tax authorities may not accept our claims of tax loss carryforwards or tax credits. Furthermore, changes in tax law, as well as interpretation of such tax laws, could reduce, eliminate, or otherwise impair our ability to use our tax loss carryforwards and U.S. federal and state tax credits.

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
Changes in tariffs and trade policies could increase our cost of sales and our operating expenses.

The U.S. government has recently announced, and is expected to continue to announce, significant changes to its trade policy, including the imposition of tariffs. Negotiations between the United States and other countries are ongoing, and the outcome of those negotiations and the scope of any tariff exemptions remain uncertain. We operate internationally and our products are manufactured outside of the United States, primarily in Europe. As a result, we may experience higher costs of sales and increased operating expenses in the future due to tariffs that may be imposed on U.S. imports of our product for commercial sale in the U.S. These tariffs could adversely affect our financial condition and results of operations.

We cannot assure you that we will not be a passive foreign investment Company (a “PFIC”) for U.S. federal income tax purposes for any taxable year, which could result in adverse U.S. federal income tax consequences to certain U.S. investors.

Under the Internal Revenue Code of 1986, as amended (the “Code”), we will be a PFIC for any taxable year in which, after the application of certain look-through rules with respect to subsidiaries, either (i) 75% or more of our gross income consists of “passive income” or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, “passive income.” For purposes of the above calculations, we will be treated as if we hold our proportionate share of the assets of, and receive directly our proportionate share of the income of, any other corporation in which we directly or indirectly own at least 25%, by value, of the shares of such corporation. Passive income generally includes interest, dividends, certain non-active rents and royalties, and capital gains. Cash is generally characterized as a passive asset for these purposes. Goodwill and other intangibles are generally characterized as a non-passive or passive asset based on the nature of the income produced in the activity to which the goodwill or other intangibles are attributable.

We believe that we were not a PFIC for our taxable year ended December 31, 2025. However, we cannot assure you that we will not be considered a PFIC for the 2025 taxable year or any future taxable year. Our PFIC status for any taxable year is an annual factual determination that can be made only after the end of that year and depends on the composition of our income and assets and the value of our assets from time to time. Our annual PFIC status is subject to several uncertainties. For example, because we hold, and expect to continue to hold, a substantial amount of cash and cash equivalent assets, our annual PFIC status will depend in part on the value of our goodwill and other intangibles for the relevant taxable year. The value of our goodwill and other intangibles may be determined, in part, by reference to our market capitalization, which has been, and may continue to be, volatile. If our market capitalization were to decline, we may become a PFIC in future taxable years. We have not obtained any valuation of our assets (including our goodwill or other intangibles). In addition, the extent to which our goodwill and other intangibles should be characterized as non-passive assets is not entirely clear. Accordingly, our PFIC status for any taxable year is uncertain. A U.S. holder of our common shares who, for U.S. federal income tax purposes, is (i) a citizen or individual resident of the United States, (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia or (iii) an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source (a “U.S. Holder”) should consult its tax adviser regarding the value and characterization of our assets for purposes of the PFIC rules, as they are subject to some uncertainties.

If we are a PFIC for any taxable year during which a U.S. Holder holds our common shares, we generally will continue to be treated as a PFIC with respect to that U.S. Holder for all succeeding years during which the U.S. Holder holds our common shares, even if we cease to meet the threshold requirements for PFIC status. Such a U.S. Holder may be subject to adverse U.S. federal income tax consequences, including (i) the treatment of all or a portion of any gain on disposition as ordinary income; (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends; and (iii) compliance with certain reporting requirements. A “qualified electing fund” (“QEF”) election or, if our common shares are regularly traded on a qualified exchange, a “mark-to-market” election may be available that will alter the consequences of PFIC status.

If we believe we were a PFIC for any taxable year, we intend to provide information necessary for our U.S. Holders to make a QEF election with respect to such taxable year, but there is no assurance that we will timely provide this information. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the information that a U.S. Holder would need in order to make a valid election. Any such information will be provided on our website.

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
•competition from alternative clinical trials in a similar space or new treatments in similar indications which may limit our ability to recruit and enroll new subjects;
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
Drug research and clinical trials are inherently uncertain. There can be no assurance regarding the outcome of any ongoing or planned clinical trials, including whether such trials will meet their respective endpoints, whether severe adverse events will occur during the trials and whether the final results will ultimately be sufficient to support or maintain regulatory approval. For example, we are conducting a confirmatory Phase 3 trial of ZYNLONTA in combination with rituximab for the treatment of relapsed or refractory DLBCL after one or more lines of systemic therapy (LOTIS-5). As previously disclosed, we submitted a protocol amendment to FDA in 2024 to increase enrollment in LOTIS-5 to address unexpectedly high rates of early censoring which FDA noted could impact the interpretability and reliability of the data. We subsequently implemented several actions to mitigate such early censoring in the newly enrolled patients. Enrollment was completed in 2024. It is unknown if the high rate of early censoring seen in the trial will impact the study results. Despite ZYNLONTA having received accelerated approval from the FDA and conditional approval from the EMA, UK MHRA and Health Canada, ZYNLONTA may fail to achieve its primary endpoint in LOTIS-5, or the reliability and interpretability of the data from LOTIS-5 may be impacted by factors such as, but not limited to, the high rates of early censoring or possible inconsistent results across subgroups. Even if LOTIS 5 achieves its primary endpoint, the secondary endpoints in the study, including overall survival, or the safety profile, may not be favorable such that the FDA concludes that the clinical benefit does not justify the risks associated with the treatment. Any of the above factors, or other variables impacting the study, could result in a determination by regulatory authorities that the data are insufficient for full approval, or to maintain accelerated approval, and that an additional clinical trial is required.

Results from early-stage clinical trials of a product candidate may not be predictive of results from late-stage clinical trials of that product candidate or of any other product or product candidate due to the limited size of the clinical trials and a number of unknown factors at such early stages. In the past, despite promising results from early-stage clinical trials, we have discontinued development of product candidates due to the results from late-stage clinical trials. In addition, positive and promising results from clinical trials of a product or product candidate in one indication may not be predictive of results from clinical trials of that product or product candidate in other indications or in combination with other agents. There may be significant differences between clinical trials, including differences in inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. For example, results from the pivotal Phase 2 clinical trial of ZYNLONTA for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy, or any other clinical trial of ZYNLONTA, may not be predictive of results from other clinical trials of ZYNLONTA, such as the confirmatory Phase 3 clinical trial, LOTIS-5, those in which ZYNLONTA is used in combination with other agents, and those involving different patient populations, such as the Phase 1b LOTIS-7 trial. If the results of our confirmatory trial for ZYNLONTA or the additional trials for ZYNLONTA in other indications do not meet their primary endpoints, then we may be unable to maintain regulatory approval for ZYNLONTA or obtain regulatory approval for expanded or new indications for ZYNLONTA. Failure to maintain or obtain regulatory approval for ZYNLONTA could have an adverse impact on our ability to continue to generate and grow our revenue in the future.
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
In our clinical trials, we have observed certain class toxicities associated with our warheads, including elevated liver enzymes, skin rash, and effusions and edema. The prescribing information for ZYNLONTA contains warnings and precautions for effusion and edema, including capillary leak syndrome, myelosuppression, infections, hepatotoxicity, including drug-induced liver injury, cutaneous reactions and embryo-fetal toxicity.
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
We are also developing ZYNLONTA in combination with other therapies, such as rituximab and bispecific antibodies. Combining therapies may cause additional, different or more severe side effects or adverse events than when a drug is used as a monotherapy. In addition, therapies used in combination may have common toxicities. When used in combination, the severity and frequency of such undesirable side effects or adverse events may be greater than the cumulative severity and frequency of such side effects or adverse events when the therapies are used as monotherapies.

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

We may not be successful in our efforts to expand the market opportunity of ZYNLONTA.
ZYNLONTA is currently approved for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including DLBCL not otherwise specified, DLBCL arising from low-grade lymphoma, and also high-grade B-cell lymphoma. We are undertaking clinical trials to potentially expand ZYNLONTA into other indications and into earlier lines of therapy. However, clinical development and regulatory review is inherently unpredictable and are subject to numerous risks and uncertainties described in this “Item 1A. Risk Factors” section. Failure to expand the indication(s) for ZYNLONTA could limit the market opportunity for ZYNLONTA and our potential future revenue which could have an adverse effect on our business and operations and our ability to achieve our potential peak revenue for ZYNLONTA. There can be no assurance that we will succeed in expanding the market opportunity of ZYNLONTA.
We do not control the conduct of current or any potential future investigator-initiated clinical trials, and the data from such trials are not subject to our review or quality control.

We have provided and may continue to publicly present clinical data from IITs. For example, initial clinical data from two IITs at the University of Miami in which ZYNLONTA is being studied as a single agent in the treatment of MZL or in combination with rituximab for the treatment of FL has been presented. We do not control the design or administration of such trials, nor the submission, approval or maintenance of any regulatory and institutional filings required to conduct such trials. Furthermore, we have limited or no rights to audit, review or apply quality control procedures to the clinical data generated from such trials. As a result, we have no control over the conduct of such trials and the timing of any data releases from such trials and we cannot be certain that such trials are or will be conducted in accordance with applicable regulatory requirements or that the clinical data provided to us by the investigators of such trials are accurate, reliable or complete. There can be no assurance regarding the outcome or timing of any IITs, including whether such trials will meet their respective endpoints and whether severe adverse events will occur during the trials. Nevertheless, any new side effects or adverse events observed in these trials may require a change in our current approved labeling, affect our ongoing trials, or affect our ability to maintain marketing authorization for any approved product. In addition, positive preliminary results in any ongoing IIT may not be predictive of results in the completed trial.
Risks Related to Regulatory Approval and Government Regulation
We or our partners may be unable to obtain, or experience delays in obtaining, regulatory approval for our product candidates.
Our product candidates must be approved by the FDA in the United States, by the EMA in the European Union and by comparable regulatory authorities in other jurisdictions prior to commercialization. In order to obtain regulatory approval for the commercial sale of any product candidates, we or our partners must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication and that manufacturing of the product candidate is safe, robust and reproducible. The time and resources required to obtain regulatory approval is unpredictable, typically takes many years and significant investment following the commencement of clinical trials and depends upon numerous factors.
Regulatory authorities have substantial discretion in the approval process. They may refuse to accept any application or may decide that data are insufficient for approval and require additional clinical trials or other studies. There can be no assurance that any clinical trial or data that we or our partners believe will support regulatory approval will be viewed as sufficient by the FDA, the EMA and other comparable regulatory authorities in other jurisdictions to support regulatory approval. Additionally, the FDA may convene an Oncologic Drugs Advisory Committee (ODAC) meeting during the review of our application to market our product which may influence the approval of the application. While the FDA is not bound by recommendations of an ODAC, it generally follows such recommendations when making decisions on approval. If we or our partners are required to conduct additional clinical trials or other testing of any of our products and product candidates beyond those that are contemplated, we or our partners may incur significant additional costs and regulatory approval may be delayed or prevented.
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
Furthermore, the process and time required to obtain regulatory approval differ by jurisdiction. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In particular, prior to regulatory approval, regulatory authorities may require additional clinical trials to be conducted with a local population. Moreover, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country, which can take considerable time and be heavily impacted by the robustness of the clinical data as well as political, economic and regulatory developments.
In addition, the approval policies or regulations of the FDA, the EMA or comparable regulatory authorities in other jurisdictions may change in a manner rendering our clinical data insufficient for approval. For example, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. The Food and Drug Omnibus Reform Act (“FDORA”) included provisions related to the accelerated approval pathway and authorized the FDA to require a post-approval study to be underway prior to approval or within a specified time period following approval. Furthermore, the Oncology Center of Excellence within the FDA is advancing Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. The FDA also recently issued draft guidance on recommendations for assessing overall survival in randomized oncology trials where it expressed a preference for overall survival as a primary endpoint. It is unknown how this guidance may impact FDA’s risk-benefit assessment of studies already in progress or what postmarketing obligations FDA may require for such studies. For example, the primary endpoint of the LOTIS-5 trial is progression free survival with overall survival as a secondary endpoint. It is unknown how FDA may view these endpoints in light of the recent draft guidance. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. However, there remains significant uncertainty regarding the final details of these requirements and their impact on development programs. These and other policies of the FDA, the EMA or comparable regulatory authorities in other jurisdictions may increase the time and costs associated with regulatory approval.
We or our partners may be unable to maintain regulatory approval for any approved products.
As part of regulatory approval, we or our partners may be subject to a number of post-marketing requirements and commitments, such as post-marketing studies or clinical trials, surveillance to monitor the safety or efficacy of any approved product and risk evaluation and mitigation strategies. For example, our post-marketing obligations with respect to ZYNLONTA include a confirmatory trial to verify and describe the clinical benefit of ZYNLONTA, a deferred pediatric trial and a trial in patients with hepatic impairment. For ZYNLONTA and for any other products for which we receive accelerated approval from the FDA or conditional approval from the EMA or comparable regulatory authorities in other jurisdictions, we are required to complete confirmatory clinical trials and these other post-marketing commitments, on specified timelines. We are currently conducting the LOTIS-5 study as our confirmatory trial for ZYNLONTA. The FDA may withdraw approval of our products approved under the accelerated approval pathway if, for example, the clinical trial(s) required to verify the predicted clinical benefit of a product fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the product for any reason, including if the high rate of censoring of patients impacts the reliability of the results, if other evidence demonstrates that ZYNLONTA is not shown to be safe or effective under the conditions of use, we or our partners fail to conduct any required post-marketing confirmatory clinical trial with due diligence and within specified timelines or we or our partners disseminate false or misleading promotional materials relating to the relevant product. There can be no assurance that we will receive full approval or maintain the current accelerated approval for ZYNLONTA for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy or that we will receive full approval for ZYNLONTA in other indications. In addition, any products for which we or our partners receive regulatory approval in a particular jurisdiction and the activities associated with their commercialization, including testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, will be subject to comprehensive regulation by the FDA, the EMA or comparable regulatory authorities in other jurisdictions. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration and listing requirements, the FDA’s cGMP requirements or comparable requirements in foreign jurisdictions, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA, the EMA or comparable regulatory authorities in other jurisdictions, requirements regarding the distribution of samples to physicians, tracking and reporting of payments to physicians and other healthcare providers and recordkeeping. If we or our partners are unable to complete the required confirmatory or post-marketing studies, if such studies fail to meet their safety and efficacy endpoints or if we otherwise fail to timely comply with post-marketing requirements and regulations, we or our partners may be unable to maintain regulatory approval for any approved products. If we are unable to maintain accelerated approval for ZYNLONTA, we may not be able to continue to generate revenue which will have a material adverse impact on the Company.
The policies of the FDA, the EMA and comparable regulatory authorities in other jurisdictions may change and additional regulations may be enacted. If we or our partners are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements, or not able to maintain regulatory compliance, we may lose any regulatory approval that may have been obtained. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, as the regulatory environment changes rapidly.

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
We may pursue orphan drug designation for one or more of our other product candidates. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we obtain orphan drug designation, we may not be able to maintain such designation. For example, in the process of seeking marketing authorization in the European Union, the Committee for Orphan Medicinal Products recommended to not uphold ZYNLONTA’s previously granted orphan drug designation. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Even if we obtain orphan drug designation for our product candidates in specific conditions, we may not be the first to obtain regulatory approval of these product candidates for the orphan-designated condition and therefore we may not be eligible for orphan drug exclusivity in the United States. In addition, exclusive marketing rights in the United States may not be awarded if we seek approval for an indication broader than the orphan-designated condition or, if awarded, may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Furthermore, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different ADCs with different monoclonal antibody elements or functional elements of the conjugated molecule can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same ADC with the same monoclonal antibody element and functional element of the conjugated molecule for the same condition if the FDA concludes that the later ADC is safer, more effective or makes a major contribution to patient care. Our inability to obtain orphan drug designation for any product candidates for the treatment of rare cancers and/or our inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it.

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
Even if ZYNLONTA does receive its 12 years of exclusivity, the value of RPE is limited. As data exclusivity, RPE would not preclude subsequent licensure of a similar or related product unless the application sought to rely on the FDA’s findings of safety, purity, and potency for ZYNLONTA in a biosimilar application filed pursuant to Section 351(k) of the PHS Act. Accordingly, the FDA could approve an identical loncastuximab tesirine product, or any other loncastuximab product, with full studies demonstrating safety, purity, and potency submitted under section 351(a) of the PHS Act.
If we are found to have improperly promoted off-label use of our products, we may become subject to significant liability.
The FDA, the EMA and comparable regulatory authorities in other jurisdictions strictly regulate the promotional claims that may be made about prescription drug products, such as our products. While physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, a product may not be promoted for uses that are not approved by the applicable regulatory authority as reflected in the product’s approved labeling or for uses inconsistent with the product’s approved labeling. For example, despite ZYNLONTA being approved for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including DLBCL not otherwise specified, DLBCL arising from low grade lymphoma and high-grade B-cell lymphoma, if our promotional materials and related activities are not consistent with the approved labeling or if physicians, in their professional medical judgment, nevertheless prescribe the drug product to their patients in a manner that is inconsistent with the approved labeling, we may be subject to claims that we promoted off-label use or otherwise violated applicable regulations. In addition, although we believe our warhead may provide for superior efficacy as compared to marketed ADCs, without head-to-head data, we will be unable to make comparative claims for our products. If we are found to have promoted such off-label use or made any unsubstantiated comparative claims, we may become subject to significant liability under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other statutory authorities, such as laws prohibiting false claims for reimbursement.
Failure to comply with health and data protection laws and regulations could lead to government enforcement actions, private litigation and adverse publicity and could negatively affect our operating results and business.
We receive, generate and store significant and increasing volumes of sensitive information, such as employee and patient data. In addition, we actively seek access to medical information, including patient data, through research and development collaborations or otherwise. We and any potential collaborators may be subject to federal, state, local and foreign laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), the Regulation 2016/679, known as the General Data Protection Regulation (the “GDPR”), as well as European Union Member State implementing legislations, the UK General Data Protection Regulation (“UK GDPR”) and the Swiss Federal Act on Data Protection. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA. For example, the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”) requires business to provide specific disclosures in privacy notices, affords California residents certain rights related to their personal data, although it exempts some data processed in the context of clinical trials, and expands consumers’ rights with respect to certain sensitive personal information; Virginia’s Consumer Data Protection Act requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer; and other states have enacted, proposed and are considering data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions, which could include civil, criminal and administrative penalties, private litigation, and adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
•HIPAA, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, or willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.
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
Ensuring that our operations and business arrangements with third parties comply with applicable healthcare laws and regulations is costly. If our operations are found to be in violation of any of these laws or any other current or future healthcare laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-

compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBB Act”), which, among other things, contains a number of provisions designed to reduce the number of Americans insured under Medicaid and health exchange plans established under the 2010 Affordable Care Act. The provisions intended to reduce Medicaid enrollment include a work requirement, under which applicants and current beneficiaries will be required to demonstrate that they are engaged for at least 80 hours per month in work, community service, an educational program, or some combination of these. Parents and caregivers of dependent children 13 years old or less and certain other beneficiaries are exempted. In addition, the OBBB Act establishes more frequent eligibility verification requirements, restrictions on how states can finance their share of Medicaid, elimination of coverage for undocumented immigrants, and elimination of coverage for gender affirming care and certain family planning clinics. A Congressional Budget Office (“CBO”) analysis of the Act estimated that 7.8 million adults will lose Medicaid coverage by 2034, of which 5.2 million will be due the work requirement. In addition, the OBBB Act makes changes to the ACA insurance marketplaces, including, among other measures, greater limitations on enrollment periods, which will result in an additional 3.6 million Americans being uninsured by 2034 according to CBO’s estimate. These significant decreases in the numbers of insured Americans will reduce the ability of patients, especially those of modest means, to afford medications, which could reduce the demand for our products.
The current administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directs the Secretary of Health and Human Services to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rule making plan to impose MFN pricing. On December 19, 2025, the administration announced MFN pricing models for drugs covered under Medicare Part B, “Global Benchmark for Efficient Drug Pricing (GLOBE),” and Part D, “Guarding U.S. Medicare Against Rising Drug Costs (GUARD).” While an open comment period exists until February 23 2026, it appears that ZYNLONTA will not be included initially in the GLOBE model due to the Medicare spend inclusion criteria. A drug’s inclusion in the model is evaluated on a quarterly basis and if the spend threshold for a quarter is met, the drug is included from that quarter forward until the end of the 5-year model period (September 2031).The GLOBE model will be geographically randomized to cover approximately 25% of all Medicare Part B Fee-for-service (“FFS”) beneficiaries based on zip code. It is set to begin in October 2026. The scope, timing, and potential impact of future policy initiatives remain uncertain, and accordingly, we cannot predict how such legal and regulatory changes may affect our business, operations, or financial condition. It is possible that MFN drug pricing could be implemented in a different model or a change made to the exiting models. ZYNLONTA is being commercialized outside of the United States by our partners, who wholly control the price of ZYNLONTA in the markets they commercialize. List prices for ZYNLONTA outside of the U.S. are potentially significantly lower than the U.S. list price and if ZYNLONTA was affected by MFN or other policy changes references Ex-U.S. list prices we could see negative impact on U.S. revenues.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. The FDA has since granted several extensions for Florida’s SIP authorization for additional 6-month periods, with the current extension granted until May 6, 2026. It is unclear how and whether this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for our products.
In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products, if approved. It is likely that federal and state legislatures within the United

States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.
Disruptions at the FDA and other government agencies could slow the time necessary for new products to be reviewed and/or approved or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. For example, starting in January 2025, the Trump administration has reduced the number of federal employees, including at FDA, by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.
Similar consequences would also result in the event of a significant shutdown of the federal government. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA for new product candidates increases materially, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development, and commercialization. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the Trump administration paused payments by, reduced the budget of, and terminated grants provided by the National Institutes of Health (“NIH”) as related to its funding for medical research, which has decreased, and may continue to decrease, the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. Some of these actions have been challenged in court and there remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.
Risks Related to Commercialization and Manufacturing
We or our partners may not be able to successfully commercialize our products.
To successfully commercialize our products, we must attract and retain qualified selling and marketing personnel and attain significant market acceptance of our products. We face significant competition for qualified personnel. See “—We face substantial competition, which may result in others discovering, developing or commercializing products, treatment methods or technologies before or more successfully than we do.” Establishing market acceptance of our products among physicians, patients, patient advocacy groups, third-party payors and the medical community is complex and resource intensive. The risk of our inability to establish market acceptance may be heightened as our products represent novel treatment methods and may be influenced by factors beyond our control, including perceptions of ADC products generally or those of our competitors and coverage and reimbursement for our products. Further, changes to our commercialization strategy may result in disruptions to and adverse impacts on our commercialization efforts. If we do not successfully commercialize our products, we may not generate significant product revenues and may not receive a satisfactory return on our investment into the research and development of those products.
Alternatively, we have established collaborations with third parties to commercialize our product in certain jurisdictions. See “Item 1. Business—Material Contracts.” In such collaborations, we depend on the performance of the contractual counterparty, over which we have limited control. Therefore, such collaborations may generate lower product revenues or profit than if we were to commercialize our products ourselves. We may wish to establish additional collaborations with third parties to commercialize our product. We may not be successful in entering into such marketing and distribution arrangements with third parties or in entering in such marketing and distribution arrangements with third parties on favorable terms. Moreover, such arrangements are complex and time-consuming to negotiate, document and implement and they may require substantial resources to maintain.
Coverage and reimbursement may be limited or unavailable for our products.
In both domestic and foreign markets, sales of our products will depend substantially on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors decide which products will be covered and establish reimbursement levels for those products. If coverage and adequate reimbursement are not available, or are available only to limited levels, or if access to or funding for government health programs, commercial insurance and managed healthcare organizations is restricted or otherwise unavailable, we may not be able to successfully commercialize our products.
Obtaining coverage approval and reimbursement from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may be unable to provide. In particular, there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, there is no uniform policy for coverage and reimbursement and, as a result, coverage and reimbursement can differ significantly from payor to payor. The principal decisions about reimbursement for new medicines are typically made by the CMS, which decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow the CMS’s decisions regarding coverage and reimbursement. Further, coverage policies and third-party payor reimbursement rates may change at any time. Coverage and reimbursement is largely dependent on the clinical profile of a product/regimen, we cannot predict coverage and reimbursement without having trials completed and regulatory approval for a product/regimen. Further, one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will also provide coverage and adequate reimbursement for that product. In Europe, pricing and reimbursement schemes may be more restrictive than those in the United States and vary widely from country to country and may require additional clinical trials and additional cost-effectiveness assessments. Many foreign jurisdictions provide nationalized healthcare which may impact the ability to obtain coverage or the amount of reimbursement. In addition, countries may restrict the price of products through the use of nationalized tender processes, controls on the profitability of drug companies, guidance to physicians to limit prescriptions, reference pricing and parallel distribution. Furthermore, many countries have increased the amount of discounts required on pharmaceutical products. This risk may be heightened by our collaboration with Sobi, pursuant to which we do not control the commercialization of, including obtaining coverage and reimbursement for, ZYNLONTA. The downward pressure on healthcare costs in general, and prescription products in particular, has become increasingly intense.
Furthermore, the containment of healthcare costs has become a priority of governments and private third-party payors. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We also expect to experience pricing pressures due to the trend towards managed healthcare and additional legislative changes. These and other cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower-than-anticipated product revenues. In addition, the publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if coverage and adequate reimbursement of our products is unavailable or limited in scope or amount, our revenues and the potential profitability of our products in those countries would be negatively affected.

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
The market opportunities for our products and product candidates may be smaller than we estimate and any approval that we obtain may be based on a narrower definition of the patient population than we anticipated.
Our projections of the number of people who have the cancers we are targeting, the subset of people with these cancers in a position to receive a certain line of therapy and who have the potential to benefit from treatment with our products and product candidates, and the market opportunity for our products and product candidates, are based on estimates derived from a variety of sources, including scientific literature, surveys of clinicians and healthcare professionals and other forms of market research. These estimates may be inaccurate or based on imprecise data and are based on assumptions such as labeling, pricing, acceptance by HCPs and patients and competitive landscape. The number of patients in the addressable markets may turn out to be lower than expected, new treatments may be approved in the future which may reduce our potential market opportunity, the pricing, coverage and reimbursement of our product candidates may be unfavorable, patients may not be otherwise amenable to treatment with our products and product candidates or new patients may become increasingly difficult to identify or gain access to, all of which could negatively impact our market opportunity estimate and materially adversely affect our business, financial condition, results of operations and prospects.
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
Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both ADC and non-ADC therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our product and product candidates, including, but not limited to, AbbVie, Inc., Daiichi Sankyo Company, Genmab, GlaxoSmithKline plc, Gilead Sciences, Inc., Johnson & Johnson, Mersana Therapeutics Inc., Sanofi S.A., Roche Holding AG, Pfizer Inc. and Zymeworks, Inc. There are hundreds of ADCs in development, the vast majority of which were being developed for the treatment of cancer.
In the relapsed or refractory DLBCL setting, for which we have developed ZYNLONTA, current 3L treatment options include CAR-T, allogeneic stem cell transplant, polatuzumab in combination with bendamustine and a rituximab product, selinexor, tafasitamab in combination with lenalidomide, brentuximab in combination with bendamustine and a rituximab product, chemotherapy using small molecules and bispecific antibodies. If ZYNLONTA is approved for use as a 2L treatment for DLBCL patients, we will continue to compete with CAR-T, autologous stem cell transplant, rituximab in combination with chemotherapies, polatuzumab in combination with bendamustine and a rituximab product, tafasitamab in combination with lenalidomide and brentuximab in combination with bendamustine and a rituximab product. In addition, we expect potential future competition from bispecific antibodies such as glofitamab, mosunetuzumab and epcoritamab alone or in combinations with chemotherapies or polatuzumab to gain approval in the 2L treatment of DLBCL.
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
We have entered into, and may in the future may enter into, collaboration agreements with third parties for the development and commercialization for products, product candidates and/or research programs. See “Item 1. Business—

Material Contracts” for a description of such agreements that are material to us. There can be no assurance that we will be able to enter into additional collaboration agreements on favorable terms, or at all. Even if we are successful in our efforts to establish collaborations, we may not be able to maintain such collaborations if, for example, development or approval of a product or product candidate is delayed or sales of an approved product are disappointing. If we fail to establish and maintain collaborations, we could bear all of the risk and costs related to the development and commercialization of any such product or product candidate, which may require us to seek additional financing, hire additional employees and otherwise develop expertise for which we have not budgeted, and may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, and/or reimbursement of development costs.
In such collaborations, we will depend on the performance of our collaborators. Our collaborators may fail to perform their obligations under the collaboration agreements or may not perform their obligations in a timely manner. If conflicts arise between our collaborators and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Furthermore, our collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. In addition, we cannot control the amount and timing of resources our collaborators may devote to our products and product candidates. They may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our products and product candidates. Even if our collaborators continue their contributions to the strategic collaborations, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Additionally, if our collaborators pursue different clinical or regulatory strategies with their product candidates based on similar technology as is used in our products and product candidates, adverse events with their product candidates could negatively affect our products and product candidates. Any of these developments could harm our development and commercialization efforts and our potential revenues from such collaborations, which adversely impact our business, financial condition and results of operations.
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
We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, agents, contractors or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. In particular, because we operate globally and our business is heavily regulated and therefore involves significant interaction with public officials and because the healthcare providers and drug purchasers in certain countries are employed by their government, we face heightened risk with respect to compliance with the Foreign Corrupt Practices Act (the “FCPA”). There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We have provisions in our Code of Business Conduct and Ethics, an anti-corruption policy, and certain controls and procedures in place that are designed to mitigate the risk of non-compliance with anti-corruption and anti-bribery laws. However, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions stemming from a failure to comply with these laws or regulations. Violations of these laws and regulations could result in, among other things, significant administrative, civil and criminal fines and sanctions against us, our officers, or our employees, the closing of our facilities, exclusion from participation in federal healthcare programs including Medicare and Medicaid, implementation of compliance programs, integrity oversight and reporting obligations, and prohibitions on the conduct of our business.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Due to our filer status, our independent registered public accounting firm has not reported on the effectiveness of our internal control over financial reporting as of December 31, 2025. Any testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements, or identify other areas for further attention or improvement. The failure to maintain controls compliant with Sarbanes-Oxley Act could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

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
As of the date of this Annual Report, we have outstanding warrants to purchase an aggregate of 9,834,776 common shares at an exercise price of $3.81 per share (which are exercisable, on a cash or cashless basis, at the option of the holder at any time on or prior to December 31, 2030), warrants to purchase an aggregate of 527,295 common shares at an exercise price of $8.30 per share (which are exercisable, on a cash or a cashless basis, at the option of the holder at any time on or prior to August 15, 2032), and pre-funded warrants to purchase 27,743,685 common shares at an exercise price of CHF 0.08 per share. The warrants also contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. If our outstanding warrants are exercised into common shares, our existing shareholders’ ownership interest will be diluted.
We have never paid dividends and do not expect to pay any dividends in the foreseeable future.
We have not paid any cash dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend to reinvest any earnings in our business and do not anticipate declaring or paying any cash dividends until we have an established revenue stream to support continuing dividends. In addition, any proposal for the payment of future dividends will be at the discretion of our board of directors after taking into account various factors including our business prospects, liquidity requirements, financial performance and new product development. Furthermore, payment of future dividends is subject to certain limitations pursuant to our current and future debt instruments, such as the Loan Agreement that limits our ability to pay dividends, Swiss law and our articles of association. See “—Risks Related to Our Financial Position and Capital Requirements.” Accordingly, investors cannot rely on dividend income from our common shares, and any returns on an investment in our common shares will likely depend entirely upon any future appreciation in the price of our common shares.

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
Because our common shares are listed exclusively on the NYSE and not in Switzerland, our shareholders do not benefit from the protection afforded by certain provisions of Swiss law that are designed to protect shareholders in the event of a public takeover offer or a change-of-control transaction. For example, Article 120 of the Swiss Financial Market Infrastructure Act and its implementing provisions require investors to disclose their interest in our company if they reach, exceed or fall below certain ownership thresholds. Similarly, the Swiss takeover regime imposes a duty on any person or group of persons who acquires more than one-third of a company’s voting rights to make a mandatory offer for all of the company’s outstanding listed equity securities. In addition, the Swiss takeover regime imposes certain restrictions and obligations on bidders in a voluntary public takeover offer that are designed to protect shareholders. However, these protections are applicable only to issuers that list their equity securities in Switzerland and, because our common shares are listed exclusively on the NYSE, are not applicable to us. Furthermore, since Swiss law restricts our ability to implement rights plans or U.S.-style “poison pills,” our ability to resist an unsolicited takeover attempt or to protect minority shareholders in the event of a change of control transaction may be limited. Therefore, our shareholders may not be protected in the same degree in a public takeover offer or a change-of-control transaction as are shareholders in a Swiss company listed in Switzerland.
U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or certain of our directors.
We are organized under the laws of Switzerland and our registered office and domicile is located in Epalinges, Canton of Vaud, Switzerland. Moreover, some of our directors are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or upon such persons or to enforce against them judgments obtained in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in Switzerland of original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent solely predicated upon the federal and state securities laws of the United States. Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on Private International Law (the “PILA”). The PILA provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result is incompatible with Swiss public policy. Also, certain mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.
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
Our articles of association contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us that shareholders may consider favorable, including transactions in which our shareholders may receive a premium for their shares. Our articles of association include provisions that:
•in certain cases, allow our board of directors (i) to place up to 24,700,246 common shares, as well as any treasury shares that the Company may hold from time to time, and (ii) rights to acquire an additional 38,026,929 common shares with affiliates or third parties, without existing shareholders having statutory pre-emptive rights in relation to this share placement;

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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. See “Item 1A. Risk Factors.”
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
Holders
As of March 2, 2026, we had 182 shareholders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees or in trust or by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table is a summary of the common shares authorized for issuance under equity compensation plans as of December 31, 2025:

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares to be issued upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by security holders:
2019 Equity Incentive Plan:
Options	9,481,763	$8.90	N/A
Restricted share units	2,654,427	N/A	N/A
Total for 2019 Equity Incentive Plan	12,136,190	N/A	7,055,177
2022 Employee Stock Purchase Plan	—	—	— *
Conditional Share Capital Plan
Options	N/A	N/A	N/A
Restricted share units	1,970,000	N/A	N/A
Total for Conditional Share Capital Plan	1,970,000	N/A	2,127,252
Equity compensation plans not approved by security holders:
Inducement Plan:
Options	932,542	3.33	N/A
Restricted share units	N/A	N/A	N/A
Total for Inducement Plan	932,542	N/A	1,033,308
*The aggregate number of shares that may be issued pursuant to rights granted under the 2022 Employee Stock Purchase Plan is equal to 1% of our common share capital at the plan’s adoption. In addition to the foregoing, on the first day of each calendar year beginning on January 1, 2023 and ending on and including January 1, 2033, the number of common shares available for issuance under the 2022 Employee Stock Purchase Plan is increased by that number of common shares equal to the least of (a) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of common shares as determined by the board of directors. The number of shares reported in this column represents the number of common shares available for future issuance as of December 31, 2025.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the period covered by this report.
Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2025 to October 31, 2025	—	N/A	—	—
November 1, 2025 to November 30, 2025	—	N/A	—	—
December 1, 2025 to December 31, 2025	—	N/A	—	—

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

Overview
ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”), transforming treatment for patients through our focused portfolio with ZYNLONTA (loncastuximab tesirine-lpyl), a CD19-directed ADC. ZYNLONTA received accelerated approval from the U.S. Food and Drug Administration (“FDA”) and conditional approval from the European Commission, China National Medical Products Administration (“NMPA”) and Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy. We are pursuing expansion of ZYNLONTA internationally, and into earlier lines of diffuse large B-cell lymphoma (“DLBCL”) through our LOTIS-5 confirmatory Phase 3 clinical trial (rituximab combination) and LOTIS-7 Phase 1b clinical trial (bispecific combination) as well as into indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (”FL”), through investigator-initiated trials (“IITs”) at leading institutions.
Our goal is to be a leading ADC company bringing meaningful therapies to patients in need by leveraging our decade-long experience in the ADC field, with multiple INDs, and a proven track record of success. We are focused on maximizing the ZYNLONTA opportunity through expansion into earlier lines of therapies of DLBCL and indolent lymphomas.
On June 11, 2025, the Board of Directors approved a strategic reprioritization and restructuring plan (the “2025 Restructuring”) to focus resources on ZYNLONTA expansion opportunities and the advancement of its preclinical exatecan-based PSMA-targeting ADC. The Company closed down its UK facility, and has reduced its global workforce across functions by approximately 30%.
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands, except percentages and per share)	2025	2024	Change	% Change
Revenue
Product revenues, net	$73,551	$69,280	$4,271	6.2%
License revenues and royalties	7,806	1,557	6,249	401.3%
Total revenue, net	81,357	70,837	10,520	14.9%

Operating expense
Cost of product sales	(5,798)	(5,949)	151	(2.5)%
Research and development	(104,005)	(109,633)	5,628	(5.1)%
Selling and marketing	(43,374)	(44,015)	641	(1.5)%
General and administrative	(36,559)	(41,894)	5,335	(12.7)%
Restructuring, impairment and other related costs	(13,120)	—	(13,120)	100.0%
Total operating expense	(202,856)	(201,491)	(1,365)	0.7%
Loss from operations	(121,499)	(130,654)	9,155	(7.0)%

Other income (expense)
Interest income	8,810	12,272	(3,462)	(28.2)%
Interest expense	(51,633)	(50,211)	(1,422)	2.8%
Other, net	22,714	12,457	10,257	82.3%
Total other expense, net	(20,109)	(25,482)	5,373	(21.1)%

Loss before income taxes	(141,608)	(156,136)	14,528	(9.3)%
Income tax expense	(1,015)	(166)	(849)	511.4%
Loss before equity in net losses of joint venture	(142,623)	(156,302)	13,679	(8.8)%
Equity in net losses of joint venture	—	(1,544)	1,544	(100.0)%
Net loss	$(142,623)	$(157,846)	$15,223	(9.6)%

Net loss per share, basic and diluted	$(1.12)	$(1.62)	$0.50	(30.8)%

Revenue
Product Revenues, net
We generate product revenue through the sale of ZYNLONTA in the United States. Revenue is recognized when control is transferred to the customer at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. Our product revenue may fluctuate from period to period based on a number of factors, including patient demand, as well as the timing, dose and duration of patient therapy and customers’ ordering patterns, pricing and GTN deductions. We expect a relatively consistent level of GTN sales adjustments as a percentage of gross sales, but may also experience variability in GTN sales adjustments due to additional information and actual experience such as actual rebate and return rates.
Product revenues, net, were $73.6 million for the year ended December 31, 2025 as compared to $69.3 million for the year ended December 31, 2024, an increase of $4.3 million, or 6.2%. The increase is principally attributable to a higher sales price, with consistent sales volume on a period over period basis.

License Revenue and Royalties
We generate license revenue and royalties from our strategic agreements for the development and commercialization of ZYNLONTA outside of the United States. Under these agreements, we receive upfront payments and are eligible for certain milestone payments and royalties. See “Item 1. Business—Material Contracts.” We are unable to predict the timing and amounts of license revenue and royalties as meeting milestones is subject to many factors outside of our control and we have limited control over our partners’ commercialization efforts.
License revenues and royalties were $7.8 million for the year ended December 31, 2025 as compared to $1.6 million for the year ended December 31, 2024, an increase of $6.2 million attributable to our exclusive license agreement with Sobi to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan. In March 2025, the Company recognized $5.0 million in license revenue in connection with a milestone due upon ZYNLONTA’s conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy, which was paid to us by Sobi in the second quarter of 2025. The increase was also attributable to increased royalty revenue from Sobi.
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
Cost of product sales were $5.8 million for the year ended December 31, 2025 as compared to $5.9 million for the year ended December 31, 2024, a decrease of $0.1 million, or 2.5%. The decrease in cost of product sales was primarily driven by a $1.1 million batch cancellation fee recognized during the year ended December 31, 2024, partially offset by higher inventory write-downs of $0.8 million during the year ended December 31, 2025 primarily attributable to the manufacturing of a batch that did not meet our specifications.

Research and Development Expenses

The following table summarizes our research and development expenses for our major development programs for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
External costs and overhead	$54,602	$61,483	$(6,881)
Employee expenses(1)	46,800	46,229	571
Share-based compensation expense	2,603	1,921	682
Research and development expenses	$104,005	$109,633	$(5,628)
(1) Excludes share-based compensation expense.
Research and development expense consists primarily of costs for production of preclinical and clinical-stage product candidates by CMOs; fees and other costs paid to contract research organizations in connection with the performance of preclinical studies and clinical trials; costs of related facilities, materials and equipment; external costs associated with obtaining intellectual property; depreciation; upfront fees and achieved milestone payments associated with R&D collaboration arrangements; and employee related expenses, including share-based compensation expense.
We expect our research and development expense to decrease for fiscal year 2026, as compared to 2025, primarily driven by an expected reduction in spending on discontinued programs and our preclinical product candidates and research pipeline as a result of the 2025 Restructuring, as well as reduced spend on ZYNLONTA due to the timing, progress and stage of clinical trials. Thereafter, our research and development expense may fluctuate from period to period based on a number of factors, including the timing, progress and stage of clinical trials, costs associated with regulatory approval processes and manufacturing costs associated with commercialization activities prior to the receipt of regulatory approval.

Our R&D expenses were $104.0 million for the year ended December 31, 2025 as compared to $109.6 million for the year ended December 31, 2024, a decrease of $5.6 million, or 5.1%. The decrease in external costs and overhead of $6.9 million was driven primarily by a reduction in spending on discontinued programs, including ADCT-601 that was discontinued in November 2024, and our preclinical product candidates and research pipeline as a result of the 2025 Restructuring. These decreases were partially offset by an increase in spending on our PSMA-targeting ADC program due to the timing of costs incurred in connection with IND-enabling activities and an increase in ZYNLONTA spend due to the timing and enrollment of our ZYNLONTA clinical trials and related costs incurred in connection with the LOTIS 5 trials.
The increase in employee expenses of $0.6 million was primarily driven by higher temporary project help of $4.0 million, partially offset by lower wages and benefits of $3.4 million due to headcount reduction as a result of the 2025 Restructuring. The increase in share-based compensation expense of $0.7 million was primarily driven by the forfeitures of awards in connection with employee terminations in the prior year.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
External costs and overhead	$19,485	$21,442	$(1,957)
Employee expenses(1)	22,594	22,269	325
Share-based compensation expense	1,295	304	991
Selling and marketing expenses	$43,374	$44,015	$(641)
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

Selling and marketing expenses were $43.4 million for the year ended December 31, 2025 as compared to $44.0 million for the year ended December 31, 2024, a decrease of $0.6 million, or 1.5%. The decrease in external costs and overhead was primarily attributable to $2.0 million in lower spend on marketing and advertising expenses as a result of reduced spending initiatives within the U.S. The increase in employee expenses was primarily due to an increase in wages and benefits of $0.3 million. The increase in share-based compensation expense of $1.0 million was primarily driven by the forfeitures of awards in connection with employee terminations in the prior year.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
External costs and overhead	$13,913	$17,683	$(3,770)
Employee expenses(1)	18,125	18,705	(580)
Share-based compensation expense	4,521	5,506	(985)
General and administrative expenses	$36,559	$41,894	$(5,335)
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
General and administrative expenses were $36.6 million for the year ended December 31, 2025 as compared to $41.9 million for the year ended December 31, 2024, an overall decrease of $5.3 million, or 12.7%. The decrease in external costs and overhead was primarily related to lower professional fees of $2.1 million primarily as a result of lower legal and accounting expenses, VAT recoveries of $0.5 million, lower insurance costs of $0.7 million and lower travel and IT costs of $0.5 million. The decrease in employee expenses of $0.6 million was primarily due to lower wages and benefits of $0.4 million and lower recruitment costs of $0.4 million, partially offset by $0.2 million in higher temporary project help. The decrease in share-based compensation expense of $1.0 million was primarily due to the timing of forfeitures of awards in connection with employee terminations.
Restructuring, Impairment and Other Related Costs
In connection with the 2025 Restructuring, we incurred Restructuring, impairment, and other related costs of $13.1 million for the year ended December 31, 2025, which consisted of $6.0 million in employee severance and related benefit costs, the majority of which were paid by the end of 2025, $5.8 million in impairment of long-lived assets and prepaid expenses, and $1.3 million in legal fees, dilapidations, lease termination and other related costs associated with the UK facility closure. We did not incur restructuring, impairment and other related costs for the year ended December 31, 2024.
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
Interest income was $8.8 million for the year ended December 31, 2025 as compared to $12.3 million for the year ended December 31, 2024, a decrease of $3.5 million, or 28.2%. The decrease was primarily due to lower yields received on our cash deposits and cash equivalents and lower average balances.

Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation to HCR and the senior secured term loan facility. Interest expense was $51.6 million for the year ended December 31, 2025 as compared to $50.2 million for the year ended December 31, 2024, an increase of $1.4 million, or 2.8%. This was due to higher accretion of our deferred royalty obligation with HCR of $1.7 million as a result of higher total revenue, net, partially offset by lower interest on our senior secured term loan facility of $0.3 million as a result of a lower effective interest rate.
Other, net
Other, net consists primarily of cumulative catch-up adjustments related to our deferred royalty obligation and the R&D tax credit from our UK operations. Other, net as of December 31, 2025 and 2024 included the following:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Cumulative catch-up adjustment income, deferred royalty obligation	$22,212	$11,178	$11,034
Deerfield warrant obligation, change in fair value income	—	296	(296)
Exchange differences loss	(670)	(80)	(590)
R&D tax credit	1,172	1,063	109
Total	$22,714	$12,457	$10,257
Cumulative catch-up adjustment income, deferred royalty obligation
We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income was $22.2 million for the year ended December 31, 2025 as compared to $11.2 million for the year ended December 31, 2024, a change of $11.0 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2025 having a greater effect on the expected payments to HCR relative to the 2024 revised revenue forecasts. Revisions in both years were primarily attributable to changes in assumptions in the Company’s updated strategic and development plans, revenue projections and associated timing thereof.

Income Tax Expense
We are subject to corporate income taxation in Switzerland and in other jurisdictions in which we operate, including the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. Under Swiss law, we are permitted to carry forward net operating losses for up to seven years, which may be used to offset future taxable income. Under U.S. tax law, research and development tax credits may generally be carried forward for up to 20 years and used to offset future tax liabilities, subject to statutory requirements.
We recorded an income tax expense of $1.0 million for the year ended December 31, 2025 as compared to $0.2 million for the year ended December 31, 2024, primarily driven by our U.S. and U.K. operations and the full valuation allowance recognized on our deferred tax assets.
Income tax expense associated with our U.S. and UK operations was $1.0 million for the year ended December 31, 2025, consisting primarily of $1.2 million of current‑period UK income tax expense, partially offset by a $0.2 million benefit resulting from true‑ups of prior‑year U.S. and UK income tax returns. Current income tax expense is primarily attributable to intercompany service arrangements under which our Swiss parent company reimburses its UK subsidiary, as well as restructuring‑related tax adjustments. No current or deferred income tax expense was recorded for our U.S. operations for the year ended December 31, 2025, primarily due to the deductibility of domestic research and development expenditures under OBBB legislation and the existence of a full valuation allowance on U.S. deferred tax assets.
Equity in Net Losses of Joint Venture

	Year Ended December 31,
(in thousands)	2025	2024	Change
Share of Overland ADCT BioPharma net loss	$—	$(1,544)	$(1,544)
We recorded our proportionate share of Overland ADCT BioPharma’s net loss of $1.5 million for the year ended December 31, 2024. We recorded our share of Overland ADCT BioPharma’s net loss up until the point at which our share of losses exceeded our interest in Overland ADCT BioPharma. Losses were not recognized in excess of our total investment, as we have not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture. As a result, we did not record losses for the year ended December 31, 2025.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $261.3 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of filing this Annual Report on Form 10-K.
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
On October 27, 2025, we completed a $60.0 million private placement which resulted in net proceeds of $57.6 million. In the private placement, we sold 11,250,00 common shares and pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase 3,846,153 common shares. The October 2025 Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the October 2025 Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the October 2025 Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the October 2025 Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.
On June 16, 2025, the Company completed a $100.0 million private placement which resulted in net proceeds of $93.1 million. In the private placement, we sold 13,031,161 common and pre-funded warrants (the “June 2025 Pre-Funded Warrants”) to purchase 15,734,267 common shares. The June 2025 Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the June 2025 Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the June 2025 Pre-Funded Warrant. The June 2025 Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the June 2025 Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the June 2025 Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.
Uses of Capital Resources
Our primary uses of capital are, and we expect will continue to be, research and development expenses, selling and marketing expenses, compensation and related expenses, interest and principal payments on debt obligations and other operating expenses. We expect to incur substantial expenses as we continue to devote substantial resources to research and development and marketing and commercialization efforts, in particular to grow ZYNLONTA in the 3L+ DLBCL setting, continue to study and advance ZYNLONTA in earlier lines of therapy and in combinations to potentially expand our market opportunity. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses, as well as the timing of collecting receivables from the sale of ZYNLONTA and paying royalties related to our deferred royalty obligation.

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
For information relating to our non-cancelable obligations under third party manufacturing agreements see Note 14, “Commitments and contingencies,” included in the Notes to our audited consolidated financial statements.
The Company has entered into certain collaborations with development partners, including in-licensing and manufacturing agreements. These agreements include potential future milestone and royalty payments that become payable only upon the achievement of specified development, regulatory, or commercial events. As of December 31, 2025, and 2024 we have not incurred any obligations under these arrangements, and we do not expect any material payments to become due unless and until such events occur. The aggregate amount of such potential milestone payments (excluding royalty payments), under all such collaboration agreements, was $59.6 million, including approximately $29.2 million contingent on the achievement of various research, development and regulatory approval milestones and approximately $30.4 million in sales-based milestones.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(141,174)	$(123,835)	$(17,339)
Investing activities	395	(867)	1,262
Financing activities	150,945	97,054	53,891
Net change in cash and cash equivalents	$10,166	$(27,648)	$37,814
Net Cash Used in Operating Activities
Net cash used in operating activities increased to $141.2 million for the year ended December 31, 2025 from $123.8 million for the year ended December 31, 2024, an increase of $17.3 million.

The increase was primarily due to the payment of the 2023 and 2024 discarded drug rebate of $14.4 million paid in 2025, a $5.7 million period over period decrease in partner collections, $4.6 million in severance payments as a result of the 2025 restructuring, a $4.0 million period over period decrease in interest income and a $4.0 million period over period increase in annual bonus and retention payments, partially offset by and the timing of other operating cash payments and receipts.
Net Cash provided by (used in) Investing Activities
Net cash provided by investing activities was $0.4 million for the year ended December 31, 2025. Net cash used in investing activities was $0.9 million for the year ended December 31, 2024. The decrease of $1.3 million is primarily due to $0.6 million in sales proceeds received in 2025 for the sale of all the UK laboratory equipment and remaining consumables, as well as the timing of payment for purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $150.9 million for the year ended December 31, 2025 and primarily related to the net proceeds received from the completion of the Company’s June 2025 and October 2025 Private Placements. Net cash provided by financing activities was $97.1 million for the year ended December 31, 2024 and primarily related to the net proceeds received from the completion of the Company’s 2024 Equity Offering in May 2024.
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

The provision is recorded to Other current liabilities or Other long-term liabilities depending on when the annual refunds are expected to come due. The significant assumptions used to estimate the discarded drug rebate include legal interpretations of applicable laws and regulations, historical experience with discarded volumes and time lags in the processing of claims and invoicing from CMS. We use a number of factors to estimate the discarded drug rebate, including information from external sources to identify the Company’s discarded volumes and information from CMS on discarded volumes. We have now received from CMS the invoices for 2023 and 2024, the payments of which have been paid in 2025, and were generally consistent with our estimate and no significant prior period adjustments were made. We will continue to rely on projection methodologies and expect annual reports to be received from CMS. Given the annual nature of the proposed reporting schedule we will continue to estimate periodically discarded drug rebate liabilities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ADC Therapeutics SA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADC Therapeutics SA and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ (deficit) equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Deferred royalty obligation with HealthCare Royalty Partners

As described in Note 12 to the consolidated financial statements, on August 25, 2021, the Company entered into a royalty purchase agreement with certain entities managed by HealthCare Royalty Partners (“HCR”) for up to $325.0 million. Under the terms of the agreement, the Company received gross proceeds of $225.0 million upon closing and received an additional $75.0 million during the year ended December 31, 2023. The Company’s aggregate royalty obligations are capped at 2.50 times the amount paid by HCR under the agreement or at 2.25 times the amount paid by HCR under the agreement if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029 (the “Royalty Cap”). Once the Royalty Cap is reached, the royalty purchase agreement will terminate. The Company evaluated the terms of the royalty purchase agreement and concluded that the features of the investment amount are similar to those of a debt instrument. Accordingly, the Company recorded a liability relating to the initial gross proceeds received as debt less transaction costs in August 2021, and increased the liability in June 2023 for the eligible amount received as debt less transaction costs upon first commercial sale of ZYNLONTA in Europe. The Company accounts for the value of the debt at amortized cost. The amounts received by the Company will be accreted to the total estimated amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which will be recognized as interest expense. The carrying value of the debt decreases for royalty payments made to HCR based on actual net sales and licensing revenue. To determine the accretion of the liability related to the deferred royalty obligation, the Company is required to estimate the total amount of future royalty payments and estimate the timing of such payments to HCR based on the Company's revenue projections. The Company uses a third party valuation firm to assist in determining the total amount of future royalty payments and estimates timing of such payment to HCR using an option pricing Monte Carlo simulation model. At each reporting period, the Company assesses the expected payments to HCR based on its underlying revenue projections and to the extent the amount or timing of such payments is materially different than its initial estimates, the Company will record a cumulative catch-up adjustment to the deferred royalty obligation. The Company’s deferred royalty obligation recognized within liabilities was $333.6 million as of December 31, 2025.

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

Product Revenue – Gross-to-net (GTN) sales adjustment – Discarded Drug Rebate

As described in Notes 2 and 16 to the consolidated financial statements, product revenue is recognized at the net selling price, which includes reductions for gross-to-net (“GTN”) sales adjustments such as government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts. Government rebates include the discarded drug rebate. The Infrastructure Investment and Jobs Act requires manufacturers of certain single-source drugs separately paid for under Medicare Part B and marketed in single-dose containers or packages to provide annual refunds, if those portions of the dispensed drug that are unused and discarded exceed an applicable percentage defined by statute or regulation. The accrual for such rebate recognized within accrued expenses and other current liabilities was $8.0 million as of December 31, 2025. The significant assumptions used to estimate the discarded drug rebate include historical experience with discarded volumes considering time lags in the processing of claims and invoicing from the Centers for Medicare & Medicaid Services as well as legal interpretations of applicable laws and regulations used in the rebate calculation.

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
March 10, 2026

We have served as the Company's auditor since 2015.

ADC Therapeutics SA
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$261,338	$250,867
Accounts receivable, net	29,117	20,316
Inventory	4,184	2,251
Prepaid expenses	5,612	8,370
Other current assets	6,084	9,450
Total current assets	306,335	291,254
Inventory, long-term	14,301	16,136
Property and equipment, net	—	5,075
Operating lease right-of-use assets	1,297	8,354
Other long-term assets	1,217	1,161
Total assets	$323,150	$321,980
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$9,175	$18,029
Accrued expenses and other current liabilities	57,988	62,440
Senior secured term loans, current portion	3,000	—
Total current liabilities	70,163	80,469
Deferred royalty obligation, long-term	322,525	320,093
Senior secured term loans, long-term	112,452	113,632
Operating lease liabilities, long-term	1,034	7,995
Other long-term liabilities	2,810	2,433
Total liabilities	508,984	524,622
Commitments and contingencies (Note 14)
Shareholders’ (deficit) equity
Common shares, at CHF 0.08 par value	11,080	8,425
Issued shares: 128,310,010 at December 31, 2025 and 101,606,376 at December 31, 2024; outstanding shares: 125,748,762 at December 31, 2025 and 98,861,402 at December 31, 2024
Additional paid-in capital	1,439,749	1,283,892
Treasury shares	(205)	(220)
At December 31, 2025: 2,561,248 and December 31, 2024: 2,744,974
Accumulated other comprehensive loss	(517)	(1,421)
Accumulated deficit	(1,635,941)	(1,493,318)
Total shareholders’ (deficit) equity	(185,834)	(202,642)
Total liabilities and shareholders’ (deficit) equity	$323,150	$321,980
The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024
Revenue
Product revenues, net	$73,551	$69,280
License revenues and royalties	7,806	1,557
Total revenue, net	81,357	70,837
Operating expense
Cost of product sales	(5,798)	(5,949)
Research and development	(104,005)	(109,633)
Selling and marketing	(43,374)	(44,015)
General and administrative	(36,559)	(41,894)
Restructuring, impairment and other related costs	(13,120)	—
Total operating expense	(202,856)	(201,491)
Loss from operations	(121,499)	(130,654)
Other income (expense)
Interest income	8,810	12,272
Interest expense	(51,633)	(50,211)
Other, net	22,714	12,457
Total other expense, net	(20,109)	(25,482)
Loss before income taxes	(141,608)	(156,136)
Income tax expense	(1,015)	(166)
Loss before equity in net losses of joint venture	(142,623)	(156,302)
Equity in net losses of joint venture	—	(1,544)
Net loss	$(142,623)	$(157,846)
Net loss per share
Net loss per share, basic and diluted	$(1.12)	$(1.62)
Weighted average shares outstanding, basic and diluted	127,067,540	97,159,966

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2025	2024
Net loss	$(142,623)	$(157,846)
Other comprehensive (loss) income:
Remeasurement of defined benefit pension liability	33	(1,044)
Foreign currency translation adjustment	871	(185)
Other comprehensive income (loss) before share of other comprehensive loss in joint venture	904	(1,229)
Share of other comprehensive loss in joint venture	—	(103)
Other comprehensive income (loss)	904	(1,332)
Total comprehensive loss	$(141,719)	$(159,178)
The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
December 31, 2023	89,041,946	$7,312	$1,180,545	(6,748,809)	$(541)	$(93)	$(1,335,472)	$(148,249)
Loss for the period	—	$—	$—	—	$—	$—	$(157,846)	$(157,846)
Other comprehensive loss	—	—	—	—	—	(1,332)	—	(1,332)
Vestings of RSUs	2,146,768	192	(236)	502,929	40	4	—	—
Exercise of options	5,750	—	219	108,721	9	—	—	228
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	526	392,185	32	—	—	558
Issuance of shares, underwritten offering, net of transaction costs	10,411,912	921	59,345	3,000,000	240	—	—	60,506
Issuance of warrants, underwritten offering, net of transaction costs	—	—	36,925	—	—	—	—	36,925
Share-based compensation expense	—	—	6,568	—	—	—	—	6,568
December 31, 2024	101,606,376	$8,425	$1,283,892	(2,744,974)	$(220)	$(1,421)	$(1,493,318)	$(202,642)
Loss for the period	—	$—	$—	—	$—	$—	$(142,623)	$(142,623)
Other comprehensive income	—	—	—	—	—	904	—	904
Vestings of RSUs	2,180,359	216	(216)	—	—	—	—	—
Exercise of options	242,114	24	508	20,150	2	—	—	534
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	258	163,576	13	—	—	271
Issuance of shares, underwritten offering, net of transaction costs	24,281,161	2,415	83,030	—	—	—	—	85,445
Issuance of warrants, underwritten offering, net of transaction costs	—	—	65,372	—	—	—	—	65,372
Share-based compensation expense	—	—	6,905	—	—	—	—	6,905
December 31, 2025	128,310,010	$11,080	$1,439,749	(2,561,248)	$(205)	$(517)	$(1,635,941)	$(185,834)

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024
Cash used in operating activities
Net loss	$(142,623)	$(157,846)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation expense	6,905	6,568
Accretion expense of deferred royalty obligation	29,132	28,224
Cumulative catch-up adjustment, deferred royalty obligation	(22,212)	(11,178)
Write-downs of inventory	2,284	1,518
Depreciation	705	1,334
Amortization of operating lease right-of-use assets	1,171	1,942
Share of results in joint venture	—	1,544
Amortization of debt discount, senior secured term loan	1,820	902
Impairment of long-lived assets and prepaid expenses and other related costs	6,695	—
Other	304	(669)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,789)	4,771
Inventory	(2,381)	(3,728)
Prepaid expenses and other current assets	5,233	(1,480)
Other long-term assets	(46)	(456)
Accounts payable	(9,038)	2,462
Accrued expenses and other current liabilities	(7,420)	11,140
Operating lease liabilities	(2,504)	(1,958)
Other long-term liabilities	(410)	(6,925)
Net cash used in operating activities	(141,174)	(123,835)
Cash flows used in investing activities
Payment for purchases of property and equipment	(264)	(867)
Proceeds from the sale of equipment	659	—
Net cash provided by (used in) investing activities	395	(867)
Cash flows provided by financing activities
Proceeds from sale of common shares, net of transaction costs	86,282	60,506
Proceeds from Pre-Funded Warrants, net of transaction costs	65,372	36,925
Proceeds from share issuance under stock purchase plan	271	558
Proceeds from the exercise of options	534	228
Taxes paid related to net settled equity awards	(1,514)	(1,163)
Net cash provided by financing activities	150,945	97,054
Net decrease in cash and cash equivalents	10,166	(27,648)
Exchange (losses)/gains on cash and cash equivalents	305	(83)
Cash and cash equivalents at beginning of year	250,867	278,598
Cash and cash equivalents at end of year	$261,338	$250,867
Supplemental Cash Flow Information:
Interest paid	$14,467	$15,702
Interest received	8,810	13,707
Payments made under royalty financing transaction	6,214	5,384
Supplemental Non-Cash Investing Activities:
Transaction costs recorded in Accounts payable and other current liabilities and Other long-term liabilities	837	—

The accompanying notes are an integral part of these consolidated financial statements.

ADC Therapeutics SA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.Description of Business and Organization

ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”), transforming treatment for patients through our focused portfolio with ZYNLONTA (loncastuximab tesirine-lpyl), a CD19-directed ADC.
The Company generates sales from its flagship product, ZYNLONTA, which is currently approved in the U.S. for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy and has also been granted conditional approval from the European Commission, the China National Medical Products Administration and Health Canada. Additionally, the Company is pursuing label expansion into earlier lines of therapies and indolent lymphomas.
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
Revision of Prior Period Financial Information
During the preparation of the consolidated financial statements for the year ended December 31, 2025, management identified and corrected an error in its prior period consolidated financial statements related to the classification of certain inventory balances between current and long-term assets. As a result, the Company revised its consolidated balance sheet for the year ended December 31, 2024 with a decrease to Inventory and Total current assets of $16.1 million, and a corresponding increase to Inventory, long-term. Management evaluated the materiality of the revision from a quantitative and qualitative perspective and concluded that the revision is immaterial to the consolidated financial statements. This reclassification revision had no impact on the Company’s total assets, as previously reported. The revision also had no impact on the consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity or cash flows. Additionally, the revision does not affect the Company’s compliance with any financial covenants.
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

Risks and Uncertainties
The Company is subject to risks and uncertainties common to companies in the global biotechnology and pharmaceutical industries, including, but not limited to, risks of failure or unsatisfactory results of its research and development efforts and clinical studies, the need for significant capital to fund the continued development of its products and pipeline, the need to obtain and maintain marketing approval for its products and product candidates, the need to successfully commercialize and gain market acceptance of any of its products and product candidates that obtain regulatory approval, dependence on strategic relationships with collaboration and commercialization partners and on key personnel, securing and protecting proprietary technology, compliance with government regulations, competition, and dependence on third-party service providers such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), other suppliers, and third-party logistics providers.
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

To date, the Company’s only source of product revenue, which commenced during May 2021, has been sales of ZYNLONTA only in the U.S., which is sold primarily through wholesale distributors. In addition, the Company earns license revenues and royalties through its license agreements with third parties. See Note 16 “Revenue” for further information. We continuously monitor the creditworthiness of our customers and have internal policies regarding customer credit limits. When determining customer allowances for estimated credit losses, the Company analyzes accounts that are past due, the creditworthiness of its customers, current economic conditions and actual credit losses incurred by the Company. As of December 31, 2025, and 2024, the Company did not record an allowance for expected credit losses as it was considered immaterial.
Liquidity risk
Liquidity risk is the risk that the Company may not be able to generate sufficient cash resources to settle its obligations in full as they fall due or can do so only on terms that are materially disadvantageous. Prudent liquidity risk management implies maintaining sufficient cash to cover working capital requirements. Cash is monitored by the Company’s management.

Funding and liquidity risks are reviewed regularly by management and the Board of Directors. The Board of Directors reviews the Company’s ongoing liquidity risks quarterly as part of the financial review process and on an ad hoc basis as necessary. To date, we have financed our operations primarily through equity financings, convertible debt and senior secured term loan financings, and additional funds provided by collaborations and royalty financings and sales of ZYNLONTA in the United States. The Company may need to raise additional capital to fund operations and execute on the Company’s business plan, and that such additional funds may not be available when the Company needs them or on terms that are acceptable to us.
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
Our primary source of revenue is from sales of ZYNLONTA. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2025 and 2024, allowances on receivables were not material. Three customers accounted for 100% and 98% of gross accounts receivable as of December 31, 2025, and 2024, respectively.
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

Foreign currency exchange rates
The following exchange rates have been used for the translation of the financial statements of ADCT UK, the functional currency of which is the British pound:

	Year ended December 31,
	2025	2024
US $ / GBP
Closing rate, GBP 1	1.3456	1.2536
Weighted average exchange rate, GBP 1	1.3070	1.2743
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
Accounts receivable

Trade accounts receivable represent amounts due from customers from product sales and are stated net of customer sales allowances for chargebacks, product returns and estimated credit losses. The Company’s payment terms range from 30 to 90 days. When determining customer allowances for estimated credit losses, the Company analyzes accounts that are past due, the creditworthiness of its customers, current economic conditions and actual credit losses incurred by the Company. As of December 31, 2025, and 2024, the Company did not record an allowance for expected credit losses as it was considered immaterial.

License revenue and royalties receivable, as well as other amounts due from the Company’s partners, are included in accounts receivable and are typically payable to us within 45 to 60 days after the end of each quarter in which they were earned.
Inventory

Inventory is stated at the lower of cost or net realizable value with costs determined on a first-in, first-out basis. Costs related to inventories that are not expected to be sold within the Company’s operating cycle of 12 months are classified as non-current assets and presented within Inventory, long-term in our consolidated balance sheets. Reserves for potentially excess, dated or obsolete inventories are established as a write-down to inventory and a charge to cost of product sales based on forecasted product demand estimates and the likelihood of consumption in the normal course of business, considering the expiration dates of the inventories on hand, planned production volumes and required production lead times.
Property and equipment
All property and equipment is stated at historical cost less accumulated depreciation. Historical cost includes expenditure that is directly attributable to the acquisition of the items.
Depreciation is calculated using the straight-line method to reduce the cost of each asset to its residual value over its estimated useful life, as follows:

Leasehold improvements	2 to 6 years
Office equipment	5 years
Hardware and computer software	3 years
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

On June 11, 2025, the Board of Directors approved the 2025 Restructuring, pursuant to which the Company closed down its UK facility, and has reduced its global workforce across functions by approximately 30%. As a result, the Company recognized $5.4 million of impairment losses on its long-lived asset group associated with the UK facility during the year-ended December 31, 2025. Subsequent to recording the impairment, on November 21, 2025, the Company entered into an equipment sales agreement for $0.7 million for all the laboratory equipment and remaining consumables. See Note 17 for further information regarding the restructuring and associated impairment of long-lived assets. There were no material impairment losses on long-lived assets for the year ended December 31, 2024.

Long-lived assets by geographic area are as follows:

(in thousands)
Country	December 31, 2025	December 31, 2024
Switzerland	$1,499	$1,460
United Kingdom	—	12,133
United States	1,015	997
	$2,514	$14,590
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
Restructuring Charges
On June 11, 2025, the Board of Directors approved the 2025 Restructuring, pursuant to which the Company closed down its UK facility, and has reduced its global workforce across functions by approximately 30%. Restructuring charges consist primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. One-time termination benefits include severance, continuation of health insurance coverage for certain employees, and other company funded benefits. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. See Note 17 for additional information regarding restructuring expenses.
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
On July 4, 2025, the United States Congress enacted the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (“OBBB”). The OBBB introduced several changes to corporate taxation, including modifications to the capitalization of research and development (R&D) expenses, limitations on deductions for interest expense, and accelerated depreciation for certain fixed assets. Under the OBBB, U.S. domestic R&D expenditures are now immediately deductible, while foreign R&D expenditures continue to be subject to capitalization and amortization. The Company has incorporated the impact of these provisions in its income tax accounting for the year ended December 31, 2025. The enactment of the OBBB did not have a material effect on the Company’s consolidated financial statements or overall tax position for the current year.
Loss per share
Basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of common shares in issue during the year, excluding common shares owned by the Company and held as treasury shares.
Diluted loss per share adjusts the shares used in the determination of basic loss per share to take into account potentially dilutive common shares, if applicable, and the weighted average number of ordinary shares that would have been outstanding assuming the conversion of all potentially dilutive common shares (share option plans, employee stock purchase plan and outstanding warrants). The Company has incurred a loss for the years ended December 31, 2025 and 2024 and therefore potentially dilutive common shares have been excluded from the calculation of diluted loss per share because the effect would be anti-dilutive.

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
Recent Accounting Pronouncements

New accounting pronouncements which have been adopted

We adopted FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for fiscal years beginning in January 2025, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. We adopted the new guidance on a retrospective basis for the annual report for the fiscal year beginning on January 1, 2025. Adoption of this standard did not have a material impact on our financial statements, but resulted in expanded disclosures as included in Note 8, “Income taxes.”

Issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses Disclosure. The ASU requires disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s interim and annual financial statements. ASU 2023-09 is effective for fiscal years beginning in January 2027 and interim periods beginning January 2028, with early adoption permitted. Adoption may be applied prospectively or retrospectively. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our financial statements but may result in enhanced or expanded disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The ASU is effective for fiscal years beginning in January 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the ASU, but does not anticipate the adoption of this standard to have a material impact on our financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements, the applicability of ASC 270 and the form and content of interim financial statements in accordance with U.S. GAAP. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within fiscal years beginning in January 2028. Adoption of this ASU can be applied either a prospective or a retrospective approach. The Company is currently evaluating the impact of the ASU, but does not anticipate the adoption of this standard to have a material impact on our financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this ASU are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning in January 2027, with early adoption permitted. The adoption method of this ASU may vary, on an issue-by-issue basis. The Company is currently evaluating the impact of the ASU, but does not anticipate the adoption of this standard to have a material impact on our financial statements.

3.Fair value measurements

The carrying amount of Cash and cash equivalents, Accounts Receivable, net and Accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan and deferred royalty financing obligation. The carrying value of our senior secured term loan approximates fair value as these borrowings are based on variable market rates. The fair value of our deferred royalty obligation was $311.0 million and $312.0 million as of December 31, 2025 and 2024, respectively, and is based on our current estimates of future royalties expected to be paid over the estimated life of the royalty purchase agreement which are level 3 inputs.

The Deerfield warrants were measured at fair value on a recurring basis and were classified as Level 2. The warrants expired on May 19, 2025 in accordance with their terms and therefore, there were no warrants outstanding as of December 31, 2025. As of December 31, 2024 the value of the Deerfield warrants was $0. Fair values were estimated at the end of each reporting period with regard to the Deerfield warrants. The approach to valuation follows the fair value principle, and the key input factors are described for the Deerfield warrants in Note 11, "Deerfield warrants." A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of December 31, 2025 and 2024 inventory consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024 (2)
Work in progress	$18,390	$18,338
Finished goods	95	49
Total inventory, net	$18,485	$18,387
Less long-term portion (1)	14,301	16,136
Total inventory, current	$4,184	$2,251

(1) Inventory expected to be sold beyond the Company’s 12-month operating cycle is classified as non-current inventory and recorded in Inventory, long-term.
(2) Reflects the correction related to the classification of certain inventory balances between current and long-term assets. See Note 2, “Summary of Significant Accounting Policies - Revision of Prior Period Financial Information.”
Inventory write-downs of $2,284 and $1,518 were recognized and charged to cost of product sales in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.
5.Property and equipment
Property and equipment as of December 31, 2025 and 2024 consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$225	$3,873
Laboratory equipment	—	4,415
Office equipment	186	970
Hardware and computer software	970	1,137
	1,381	10,395
Less: accumulated depreciation	(1,381)	(5,320)
Property and equipment, net	$—	$5,075

Depreciation expense for the years ended December 31, 2025 and 2024 was $705 and $1,334, respectively.

In connection with the 2025 Restructuring, the Company recorded impairment of property and equipment of $5.0 million during the year-ended December 31, 2025. Subsequent to recording the impairment, the Company entered into an equipment sales agreement for $0.6 million for all the laboratory equipment and remaining consumables. See Note 17 for further information regarding the restructuring and associated impairment of long-lived assets.
6.Leases

The Company leases space for its corporate offices and research and development facilities under non-cancellable operating leases.

As a result of the 2025 Restructuring, and in accordance with the UK facility lease agreement which allows for early termination upon notice and payment of breakage fees, the Company notified the landlord of its intention to terminate the lease. As a result, the associated lease liability and right-of-use asset were remeasured to $1.4 million and $0.4 million, respectively, reflecting the revised lease payments and term end date of January 28, 2026. The remeasurement resulted in a $6.8 million reduction to the lease liability and ROU asset.

The remaining ROU asset associated with the UK facility was assessed for impairment as part of the overall asset group. See Note 17 for further information regarding the restructuring and associated impairment of long-lived assets.

On May 15, 2025, the Company modified the terms of its existing lease for its office in New Jersey, USA. The existing lease contract was scheduled to expire on June 30, 2025. The Company extended the term of the lease by eighteen months commencing on July 1, 2025 and expiring on December 31, 2026. Accordingly, the Company remeasured its lease liability and adjusted its ROU asset based on the revised lease term.

During the third quarter of 2024, the Company modified the terms of its existing lease for its office in New Jersey, USA. The existing lease contract was scheduled to expire on November 30, 2024, including an extension option for three additional years, which at inception, the Company believed was reasonably likely to be exercised. The Company extended the term by seven months commencing on December 1, 2024 and removed the three-year extension option. Accordingly, the Company remeasured its lease liability and adjusted its ROU asset based on the revised lease term.

During the year ended December 31, 2025, the Company did not recognize any new right-of-use assets or lease liabilities, and therefore, non-cash operating lease ROU assets obtained in exchange for operating lease obligations was nil. Non-cash operating lease ROU assets obtained in exchange for operating lease obligations was $0.6 million million for the year ended December 31, 2024.
Lease costs for the years ended December 31, 2025 and 2024 are $1,171 and $1,942, respectively.

Maturities of lease liabilities are as follows:

Year ending December 31, 2026	$583
Year ending December 31, 2027	166
Year ending December 31, 2028	166
Year ending December 31, 2029	166
Year ending December 31, 2030	166
Thereafter	478
Total lease payments	1,725
Less: imputed interest	152
Present value of lease liabilities	$1,573

Other supplemental information related to leases is summarized below:

	As of December 31,
	2025	2024
Weighted average remaining lease term (years)	6.0	6.3
Weighted average discount rate	3.3%	4.6%
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
The Company recognized the proportionate share of Overland ADCT BioPharma’s net loss up to the investment carrying amount. The Company recorded its proportionate share of Overland ADCT BioPharma’s net loss of $1.6 million for the year ended December 31, 2024 which reduced the equity method investment in Overland ADCT Biopharma to zero. No further losses will be recorded in the Company's consolidated financial statements as the Company has not incurred legal or constructive obligations or committed to additional funding on behalf of the joint venture. The Company will begin recognizing its share of net income only when it is greater than the cumulative net losses not recognized during the period the equity method was suspended.
8.Income taxes
For the years ended December 31, 2025 and 2024, loss before taxes consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Switzerland	$(86,229)	$(113,982)
United Kingdom	2,576	2,568
US operations	(57,955)	(44,722)
Total	$(141,608)	$(156,136)

Income tax expense (benefit) attributable to income consists of:

(in thousands)	Current	Deferred
Year ended December 31, 2025
Switzerland	—	—
United Kingdom	1,303	—
US federal	(150)	—
US state	(138)	—
Total	$1,015	$—
Year ended December 31, 2024
Switzerland	$—	$—
United Kingdom	(148)	—
US federal	140	—
US state	173	—
Total	$165	$—

Tax rate reconciliation

Income tax expense attributable to income was $1.0 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. The income tax expense differed from the amounts computed by applying the Swiss income tax rate of 7.83% for both periods to pretax income from continuing operations as a result of the following:

	For the years ended December 31,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
Swiss Federal Statutory Income Tax Rate	$(11,088)	7.83%	$(12,225)	7.83%
Federal
Shared Based Compensation	531	(0.37)%	452	(0.29)%
Other	24	(0.02)%	(149)	0.10%
Cantonal Taxes
Cantonal Taxes	(5,027)	3.55%	(6,645)	4.26%
Shared Based Compensation	395	(0.28)%	337	(0.22)%
Other	9	(0.01)%	(111)	0.07%
Foreign tax effects
United States
Statutory Income Tax Rate Differential	(7,633)	5.39%	(5,890)	3.77%
State Taxes - Net of Federal Benefit	(1,670)	1.18%	(1,453)	0.93%
Research and development tax credits	(6,697)	4.73%	(7,524)	4.82%
Nontaxable or nondeductible items	1,829	(1.29)%	1,598	(1.02)%
Shared Based Compensation	(355)	0.25%	(356)	0.23%
Adjustments for current tax of prior periods	1,036	(0.73)%	(429)	0.27%
Other	(288)	0.20%	(107)	0.07%
United Kingdom
Statutory Income Tax Rate Differential	442	(0.31)%	441	(0.28)%
Adjustments for current tax of prior periods	(2)	—%	(681)	0.44%
Other	27	(0.02)%	(24)	0.02%
Worldwide Change in Uncertain Tax Positions	(712)	0.50%	1,314	(0.84)%
Change In the Valuation Allowance	$30,194	(21.32)%	$31,618	(20.25)%
Income tax expense	$1,015	(0.72)%	$166	(0.11)%

In the table above, the Company used ADCT SA’s statutory tax rate as the starting point for the reconciliation since it is the parent entity of the business. The rate reconciliation begins with the statutory tax rate of the Company’s country of domicile, Switzerland. Effective tax rate varies from the statutory tax rate primarily due to valuation allowance recorded in the current losses in Switzerland and U.S. deferred tax assets.

Deferred tax assets

The income tax effect of each type of temporary difference comprising the net deferred tax asset as of December 31, 2025 and 2024 is as follows:

	Year ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$165,508	$149,925
Federal R&D credit (US)	35,800	28,999
State R&D credits (US)	7,062	6,310
Share-based compensation	13,049	14,880
Capitalized research and development	21,121	13,958
Accrued rebate reserve	1,956	1,880
Other deferred tax assets	7,262	5,796
Total gross deferred tax assets	251,758	221,748
Less: Valuation allowance	(250,969)	(219,836)
Net deferred tax assets	$789	$1,912
Deferred tax liabilities:
Interest in joint venture	—	—
Other deferred tax liabilities	(789)	(1,912)
Total gross deferred tax liabilities	(789)	(1,912)
Net deferred tax liability	$(789)	$(1,912)
Total deferred tax	$—	$—

The valuation allowance at December 31, 2025 was primarily related to Swiss NOL, Federal R&D and Orphan Drug credits, Capitalized Research & Development, and Share Based Compensation that, in the judgment of management, may not be realized. The valuation allowance increased by $31.1 million in 2025. The change in valuation allowance from 2024 was related to increases in U.S. capitalized R&D, share-based compensation, orphan drug credit deferred tax assets and U.S. and Swiss NOL. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate significant future taxable income prior to the expiration of R&D credit carryforwards in 2045.

At December 31, 2025, the Company has R&D credit for federal and state income tax purposes of $42.9 million which are available to offset partial future federal taxable income, if any, through 2045. The Company has not recognized the entire R&D carryforward due to the reasons stated above.

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $1,009 million for Swiss corporate income tax purposes and $19.3 million for U.S. corporate income tax purposes. The Swiss net operating loss carryforwards expire between 2026 to 2032. The U.S. net operating loss carryforwards do not expire; however,their utilization is subject to certain limitations. The Company has not recognized deferred tax assets related to these net operating loss carryforwards, as it is not considered more likely than not that such deferred tax asset will be realized, for the reasons stated above.

Uncertain tax positions

The Company recorded uncertain tax positions without interest and penalties of $6.8 million and $7.5 million as of December 31, 2025 and 2024, respectively. The increase of uncertain tax positions from tax year 2024 is related to current year positions. The uncertain tax position is recorded in the deduction of deferred tax assets.

(in thousands)	2025	2024
Balance at January 1,	$7,510	$6,617
Decrease related to prior year tax positions	(71)	(1)
Increase related to current year tax positions	913	1,314
Settlements	(785)	—
Lapse of statute of limitations	(769)	(420)
Balance at December 31,	$6,798	$7,510

The Company files income tax returns in Switzerland, United States, and United Kingdom. The Company remains subject to tax examinations in the following jurisdictions as of December 31, 2025:

Tax Year
United States - Federal	2022-2025
United States - States	2021-2025
Switzerland	2019-2025

Income taxes paid, net of refunds

For the years ended December 31, 2025 and December 31, 2024, the Company obtained income tax refunds, net of payments, totaling $0.1 million and $0.9 million, respectively. Cash taxes were paid (or refunded) across U.S. federal and various U.S. state jurisdictions, as shown below. Positive amounts represent tax payments, while amounts in parentheses represent tax refunds received.

	Amount Payment (Refund)
Jurisdiction (in thousands)	2025	2024
U.S. federal	$(6)	$0
U.S. state	—	—
Florida	8	10
Illinois	(19)	—
New York	49	(342)
Philadelphia	(82)	5
Pennsylvania	—	(488)
Tennessee	(61)	(149)
Other States	5	19
Total Income Tax Paid (Refunded)	$(106)	$(945)

9.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Accrued R&D costs	$18,904	$20,523
Accrued payroll and benefits	13,257	13,600
Accrued restructuring costs	2,159	—
Gross-to-net sales adjustments, short-term	9,020	15,697
Operating lease liabilities, short-term	538	1,371
Other	14,110	11,249
	$57,988	$62,440
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
The Company is obligated to pay certain exit fees upon certain prepayments and repayments of the principal amount of the term loans in an amount ranging from zero to 4.0% of the amount of the loan so paid. In addition, the Company has the right to prepay the term loans at any time subject to certain prepayment premiums applicable until August 15, 2026. The Loan Agreement also contains certain prepayment provisions, including mandatory prepayments from the proceeds from certain asset sales, casualty events and from issuances or incurrences of debt, which may also be subject to prepayment premiums if made on or prior to August 15, 2026. The obligations under the Loan Agreement are secured by substantially all of the Company's assets and those of certain of the Company's subsidiaries and are guaranteed initially by the Company's subsidiaries in the U.S. and the UK. The Loan Agreement contains customary covenants, including a covenant to maintain a balance at the end of each quarter of at least $60.0 million in cash and cash equivalents plus an amount equal to any accounts payable that remain unpaid more than ninety days after the original invoice therefore, and negative covenants including limitations on indebtedness, liens, fundamental changes, asset sales, investments, dividends and other restricted payments and other matters customarily restricted in such agreements. In addition, the Loan Agreement contains a revenue covenant that, so long as the Company’s 30-day average market capitalization is less than $650 million, requires the Company achieve minimum levels of ZYNLONTA net sales in the United States, tested on a quarterly basis, which is subject to a customary cure right in favor of the Company that may be exercised by making certain prepayments and that, subject to certain limitations, may be exercised up to three times during the term of the Loan Agreement. The Loan Agreement also contains customary events of default, after which the term loan may become due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults (including creation of any liens other than those that are expressly permitted), bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the Company and its subsidiaries and change in control.
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
			$108,856

As illustrated in the table above, the transaction costs of the loan (net of the transaction costs allocated to the warrant and common shares) were deducted from the loan to determine the carrying value as of August 15, 2022. The implied EIR that would be needed to increase the book value of the loan to cover all future expected outflows, taking into account the deduction of transaction costs from the initial loan balance, and based on a 360-day year for a SOFR loan, was computed at inception at 14.99%. Given the interest rate in the senior secured term loans is variable and dependent upon market factors, the Company will update the EIR at the end of each reporting period for changes in the rate. For the years ended December 31, 2025 and December 31, 2024, the Company recorded interest expense on the senior secured term loan in the amount of $16.3 million and $16.6 million, respectively, which was recorded in interest expense in the consolidated statements of operations. The EIR at December 31, 2025 was 15.86%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Contractual interest expense	$14,455	$15,700
Amortization of debt discount	1,820	902
Total	$16,275	$16,602

The amount at which the senior secured term loan is presented as a liability in the consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $115.5 million and $113.6 million as of December 31, 2025 and 2024, respectively. The Company will begin paying principal payments on the senior secured term loan in 2026, and accordingly $3.0 million of principal payments due in 2026 are classified as a current liability within the "Senior secured term loans, current portion” line item on the consolidated balance sheet as of December 31, 2025.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2026	$3,090
2027	9,330
2028	12,480
2029	99,840
Total	$124,740

11.Deerfield warrants
Pursuant to the Exchange Agreement with Deerfield entered into on August 15, 2022, the Company issued warrants to purchase an aggregate of 4,412,840 common shares. The warrants consisted of warrants to purchase an aggregate of 2,631,578 common shares at an exercise price of $24.70 per share and warrants to purchase an aggregate of 1,781,262 common shares at an exercise price of $28.07 per share. Each warrant was exercisable, on a cash or a cashless basis, at the option of the holder, at any time on or prior to May 19, 2025. The warrants contained customary anti-dilution adjustments and entitled holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. Each holder also may have required the Company to repurchase the warrants for their Black Scholes-based fair value in connection with certain transformative transactions or change of control of the Company that occur prior to their expiration.

These warrants had been recognized as a warrant obligation and presented in the consolidated balance sheets as a liability given the warrants may be settled through a cash or cashless exercise by the warrant holder. The liability was initially measured at fair value and was determined to approximate the fair value of the existing embedded conversion option features immediately prior to the consummation of the Exchange Agreement as the terms of the warrants are reflective of the terms of the embedded conversion option features of the Deerfield Facility Agreement prior to the Exchange Agreement. As such, the warrant obligation was recorded at an initial fair value of $12,297 on August 15, 2022. Subsequent to issuance, the warrant obligation was remeasured to fair value at the end of each reporting period. Changes in the fair value (gains or losses) of the warrant obligation at the end of each period was recorded in the consolidated statements of operations.

During the year ended December 31, 2025 and 2024, the Company recognized income of nil and $0.3 million, respectively, as a result of changes in the fair value of the warrant obligation. This amount was recorded to Other, net in the consolidated statements of operations. The warrants expired on May 19, 2025 in accordance with their terms and therefore, there were no warrants outstanding as of December 31, 2025. The fair value of the warrant obligation as of December 31, 2024 was nil. See Note 18, "Other income (expense)" for further information.

The Company calculated the fair value of the Deerfield warrant obligation, using the Black-Scholes option-pricing model. Key inputs for the valuation of the warrant obligation as of December 31, 2024 were as follows:

December 31, 2024
Exercise price in $	24.70 and 28.07
Share price in $	1.99
Risk-free interest rate	4.3%
Expected volatility	83%
Expected term (years)	0.39 years
Dividend yield	—
Black-Scholes value in $	nil and nil

12.Deferred royalty obligation
On August 25, 2021, the Company entered into a royalty purchase agreement with certain entities managed by HCR for up to $325.0 million. Under the terms of the agreement, the Company received gross proceeds of $225.0 million upon closing (the “First Investment Amount”) and received an additional $75.0 million during the year ended December 31, 2023 upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country (the “Second Investment Amount”) and together with the First Investment Amount, the “Investment Amount”). Under the agreement, the Company is obligated to pay to HCR (i) a 7% royalty on the worldwide (excluding China, Hong Kong, Macau, Taiwan, Singapore and South Korea) net sales of ZYNLONTA and any product that contains ZYNLONTA and on any upfront or milestone payments the Company receives from licenses that it grants to commercialize ZYNLONTA or any product that contains ZYNLONTA in any region other than China, Hong Kong, Macau, Taiwan, Singapore and South Korea, (ii) a 7% royalty on the worldwide net sales of Cami, a now-discontinued product candidate, and any product that contains Cami and on any upfront or milestone payments the Company receives from licenses that it grants to commercialize Cami or any product that contains Cami in the United States and Europe, and (iii) outside the United States and Europe, a 7% share of any upfront or milestone payments derived from licenses that the Company grants to commercialize Cami or any product that contains Cami and, in lieu of the royalty on net sales under such licenses, a mid-teen percentage share of the net royalty the Company receives from such licenses. The 7% royalty rates described above are subject to adjustment to a potential high-single-digit percentage royalty rate after September 30, 2026 and/or a 10% royalty rate after September 30, 2027, if the aggregate net sales and license revenue subject to royalty obligations in the preceding twelve months do not exceed certain mid-nine-digit milestones by such dates. The Company’s aggregate royalty obligations are capped at 2.50 times the amount paid by HCR under the agreement ($750.0 million as of December 31, 2025 and December 31, 2024), or at 2.25 times the amount paid by HCR under the agreement ($675.0 million as of December 31, 2025 and December 31, 2024) if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029 (the “Royalty Cap”). Once the Royalty Cap is reached, the royalty purchase agreement will terminate.
Upon the occurrence of a change in control event, the Company is obligated to pay HCR an amount equal to the Royalty Cap, less any amounts the Company previously paid to HCR. On February 18, 2026, the Company and HCR amended the payments in a change in control event. See Note 22 – Subsequent Events. During the year ended December 31, 2021, the Company received gross proceeds of $225.0 million before deducting transaction costs of $7.0 million, all of which were paid during 2021, which resulted in net proceeds of $218.0 million. During the year ended December 31, 2023 the Company received an additional $75.0 million upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country, which resulted in net proceeds of $73.1 million, net of transaction costs of $1.9 million.
The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Balance as of December 31, 2023	$309,613
Less: royalty payments	5,384
Plus: interest expense	33,608
Less: cumulative catch-up adjustment, Other, net	11,178
Balance as of December 31, 2024	326,659
Less: royalty payments	6,214
Plus: interest expense	35,346
Less: cumulative catch-up adjustment, Other, net	22,212
Balance as of December 31, 2025	$333,579

The Company evaluated the terms of the royalty purchase agreement and concluded that the features of the investment amount are similar to those of a debt instrument. Accordingly, the Company recorded a liability relating to the initial gross proceeds received as debt less transaction costs in August 2021, and increased the liability in June 2023 for the eligible amount received as debt upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country less transaction costs. The Company accounts for the value of the debt at amortized cost. The amounts received by the Company will be accreted to the total estimated amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which will be recognized as interest expense recorded in Interest expense within the Company’s consolidated statements of operations. The carrying value of the debt will decrease for royalty payments made to HCR based on actual net sales and licensing revenue. The Company must periodically assess the expected payments to HCR based on its underlying revenue projections and to the extent the amount or timing of such payments is materially different than its initial estimates will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in earnings as an adjustment to Other, net in the period in which the change in estimate occurred. The debt is classified as short-term and long-term which are recorded within Accrued expenses and other current liabilities and Deferred royalty obligation, long-term, respectively, within the Company’s consolidated balance sheets.
To determine the accretion of the liability related to the deferred royalty obligation, the Company is required to estimate the total amount of future royalty payments and estimated timing of such payment to HCR based on the Company's revenue projections. Management uses a third party valuation firm to assist in determining the total amount of future royalty payments and estimated timing of such payment to HCR using an option pricing Monte Carlo simulation model. The amount ultimately received by the Company is accreted to the total amount of the royalty payments necessary to extinguish the Company’s obligation under the agreement, which is recorded as interest expense over the life of the royalty purchase agreement. The initial estimate of this total interest expense resulted in an EIR of 10%. As royalty payments are made to HCR, the balance of the debt obligation is effectively repaid over the life of the royalty purchase agreement. During the year ended December 31, 2025 and December 31, 2024, the Company made royalty payments to HCR of $6,214 and $5,384, respectively.
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

The Company recorded a total cumulative catch-up adjustment of $22.2 million and $11.2 million recorded in Other, net for the years ended December 31, 2025 and 2024, respectively. The total cumulative catch-up adjustments were based on revised revenue forecasts used in the valuation models, which revisions were primarily attributable to updates made for the Company’s long range plans, including updated development plans and actual revenue results. Under the cumulative catch-up method, the EIR is not revised when actual or estimated net sales differ from those estimated as of the inception of the debt obligation. Instead, the carrying amount of the debt obligation is adjusted to an amount equal to the present value of the estimated remaining future payments, discounted by using the original EIR, 10%, as of the date on which the estimate changes.
13.Pension and post-retirement benefit obligations
Defined contribution plans

For U.S. employees the Company maintains a defined contribution plan under section 401(k) of the Internal Revenue Code, whereby the Company provides a matching contribution of each employee’s eligible compensation. Total Company matching contributions to this plan were $2.0 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively.

Employees of the UK subsidiary are covered by local defined contribution plans. Pension costs for these plans are charged to the consolidated statements of operations when incurred and were $280 and $278 for the years ended December 31, 2025 and 2024, respectively.

Defined benefit pension plan

The Swiss employee pension plan is a defined benefit scheme that fully reinsures disability, death, and longevity risks while guaranteeing 100% of capital and interest through vested capital investment. The assets are invested by the pension plan of the collective foundation, to which many companies contribute, in a diversified portfolio that respects the requirements of the Swiss BVG.
Although, as is the case with many Swiss pension plans, the amount of ultimate pension benefit is not defined, certain legal obligations of the plan create constructive obligations on the employer to pay further contributions to fund an eventual deficit; this results in the plan nevertheless being accounted for as a defined benefit plan.
The movements in the projected benefit obligation and plan assets for the years ended December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Projected benefit obligation:
January 1,	$(10,336)	$(11,101)
Current service cost	(645)	(614)
Interest cost	(114)	(118)
Actuarial losses (gains) & change in financial assumptions	(136)	(973)
Benefit payments (credits)	576	(1,195)
Employee contributions	(350)	(321)
Settlement and curtailment	3,241	3,177
Plan amendment	(110)	31
Currency exchange difference	(1,463)	778
December 31,	$(9,337)	$(10,336)
Fair value of plan assets:
January 1,	$8,369	$9,909
Actual return on plan assets	59	174
Employer contributions	699	627
Employee contributions	350	321
Benefit payments (credits)	(576)	1,195
Settlement	(2,686)	(3,177)
Currency exchange difference	1,184	(680)
December 31,	$7,399	$8,369
Defined benefit pension liability	$(1,938)	$(1,967)

The defined benefit pension liability is recorded in Other long-term liabilities on the Company’s consolidated balance sheets.

The net periodic benefit cost for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)	2025	2024
Net periodic benefit cost:
Service cost	$(645)	$(614)
Interest cost	(114)	(118)
Expected return on plan assets	256	182
Settlement loss	—	(70)
Amortization of gain/(losses)	(10)	—
Amortization of prior service cost	183	165
Amortization due to settlement and benefit payments	(235)	—
Amortization of prior service cost due to reduction in service years	142	—
Net periodic benefit cost	$(423)	$(455)

The components of net periodic benefit cost are included in operating expense on the consolidated statements of operations.

The principal actuarial assumptions used for accounting purposes are as follows for the years ending December 31, respectively:

	2025	2024
Discount rate	1.25%	0.95%
Interest credited on savings accounts	1.25%	1.25%
Future salary increases	2.00%	1.50%
Future pension increases	0.00%	0.00%
Expected rate of return	2.04%	3.03%
Expected employer contributions for 2026 to the defined benefit plan for the year ending December 31, 2025 amounts to $599.
Estimated benefit payments for the next ten years are as follows:

(in thousands)
2026	$424
2027	443
2028	470
2029	516
2030	509
2031-2035	2,150
Total expected benefit payments	$4,512
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
Comprehensive (loss) income
The movements in “Other comprehensive (loss) income” are as follows:

(in thousands)	2025	2024
January 1,	$(719)	$325
Net losses (gains)	468	(910)
Prior service cost	(435)	(134)
Remeasurement of Defined Benefit Pension Liability	33	(1,044)
December 31,	$(686)	$(719)
Prior service cost for the years ended December 31, 2025 and 2024 includes a debit of $110 and a credit $31, respectively, related to plan amendments.
14.Commitments and contingencies

Manufacturing Commitments

Some of our inventory components require long lead times to manufacture. Therefore, we make long-term investments in our supply chain in order to ensure we have enough drug product to meet current and future revenue forecasts. Third party manufacturing agreements include non-cancelable obligations related to the supply of ZYNLONTA. As of December 31, 2025, the Company has non-cancelable obligations under these arrangements totaling $8.9 million, which the Company expects to pay in 2026.
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
15.Shareholders’ equity
Capital Range

As of December 31, 2025, the Board of Directors was authorized to increase or decrease the share capital at any time until November 11, 2029, by a maximum amount of CHF 8,144,884 (lower limit) and CHF 12,123,038 (upper limit), by, among other things, issuing or cancelling common shares, fully paid up, with a par value of CHF 0.08 each. An increase of the share capital in partial amounts is permissible.

As of February 12, 2026, the Board of Directors is authorized to increase or decrease the share capital at any time until November 11, 2029, within the range of CHF 8,323,799 (lower limit) to CHF 12,301,953 (upper limit), by, among other things, issuing or cancelling common shares, fully paid up, with a par value of CHF 0.08 each.
Conditional Share Capital
Conditional Share Capital for Financing Acquisitions and Other Purposes
As of December 31, 2025, the Company’s nominal share capital may be increased, including to prevent takeovers and changes in control, by a maximum aggregate amount of CHF 3,042,154 through the issuance of not more than 38,026,929 common shares, which would have to be fully paid-in, each with a par value of CHF 0.08 per share, by the exercise of option and conversion rights granted in connection with warrants, convertible bonds or similar instruments of the Company or one of its subsidiaries. Shareholders will not have pre-emptive subscription rights in such circumstances, but may have advance subscription rights to subscribe for such warrants, convertible bonds or similar instruments. The holders of warrants, convertible bonds or similar instruments are entitled to the new shares upon the occurrence of the applicable conversion feature.
As of February 12, 2026, the Company’s nominal share capital may be increased, including to prevent takeovers and changes in control, by a maximum aggregate amount of CHF 3,042,154 through the issuance of not more than 38,026,929 common shares, which would have to be fully paid-in, each with a par value of CHF 0.08 per share, by the exercise of option and conversion rights granted in connection with warrants, convertible bonds or similar instruments of the Company or one of its subsidiaries.
Conditional Share Capital for Equity Incentive Plans
As of December 31, 2025, the Company’s nominal share capital may, to the exclusion of the pre-emptive subscription rights and advance subscription rights of shareholders, be increased by a maximum aggregate amount of CHF 1,022,101 through the issuance of not more than 12,776,259 common shares, which would have to be fully paid-in, each with a par value of CHF 0.08 per share, by the exercise of options, other rights to receive shares or conversion rights that have been granted to employees, members of the Board of Directors, contractors or consultants of the Company or of one of its subsidiaries or other persons providing services to the Company or to a subsidiary through one or more equity incentive plans created by the Board of Directors.
As of February 12, 2026, the Company’s nominal share capital may, to the exclusion of the pre-emptive subscription rights and advance subscription rights of shareholders, be increased by a maximum aggregate amount of CHF 843,186 through the issuance of not more than 10,539,823 common shares, which would have to be fully paid-in, each with a par value of CHF 0.08 per share, by the exercise of options, other rights to receive shares or conversion rights that have been granted to employees, members of the board of directors, contractors or consultants of the Company or of one of its subsidiaries or other persons providing services to the Company or to a subsidiary through one or more equity incentive plans created by the Board of Directors.
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

Accounting for the October 2025 Private Placement and Pre-funded Warrants

The Company has accounted for the common shares and October 2025 Pre-funded Warrants described above each as freestanding financial instruments.

The common shares for the private placement were issued from the Company’s capital range. The common shares were recorded as $43.0 million to equity for the issuance of the common shares, net of transaction costs accrued and paid, and an increase in cash and cash equivalents.

The warrants are freestanding financial instruments that are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815, including the warrant holders cannot require “net cash settlement” in a circumstance outside of the Company’s control, and there is sufficient authorized and unissued shares to settle the warrants. Accordingly, these warrants were recognized as $14.6 million in equity and accounted for as a component of additional paid-in capital at the time of issuance, net of transaction costs paid, and an increase in cash and cash equivalents.

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

2024 at-the-market offering program

In August 2024, we filed a prospectus relating to an at-the-market offering program, pursuant to which we may offer and sell our common shares from time to time with an aggregate offering price of $100.0 million through Jefferies LLC acting as sales agent. For the year ended December 31, 2025, we did not sell any shares under the program.
16.Revenue
The table below provides a disaggregation of revenues by type and customer location for the years ended December 31, 2025 and 2024:

	Years ended December 31,
(in thousands)	2025	2024
Types of goods and services
Product revenues, net	$73,551	$69,280
License revenues	5,000	—
Royalties	2,806	1,557
Total revenue	$81,357	$70,837

Customer Location
U.S.	$73,551	$69,280
EMEA(1)	7,806	1,557
Total revenue	$81,357	$70,837
(1) Europe, the Middle East and Africa

Product revenue, net
The table below provides a rollforward of the Company’s accruals related to the GTN sales adjustments for the years ended December 31, 2025 and 2024.

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of December 31, 2023	$7,391	$3,946	$11,337
GTN accruals for current period	7,756	16,218	23,974
Prior period adjustments	(44)	(1,971)	(2,015)
Credits, payments and reclassifications	—	(15,807)	(15,807)
Balance as of December 31, 2024	$15,103	$2,386	$17,489
GTN accruals for current period	7,964	16,570	24,534
Prior period adjustments	(745)	(807)	(1,552)
Credits, payments and reclassifications	(14,358)	(15,435)	(29,793)
Balance as of December 31, 2025	$7,964	$2,714	$10,678
The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s consolidated balance sheets as of December 31, 2025 and 2024.

(in thousands)	December 31, 2025	December 31, 2024
Accounts receivable, net	$1,658	$1,792
Other current liabilities	9,020	15,697
	$10,678	$17,489

Customers from which we derive more than 10% of our total product revenues are as follows:

	Years ended December 31,
	2025	2024
McKesson	39%	41%
AmerisourceBergen Corporation(1)	39%	35%
Cardinal Health	22%	24%
(1) AmerisourceBergen also operates under the name Cencora

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
17.Restructuring, impairment and other related costs

On June 11, 2025, the Board of Directors approved the 2025 Restructuring to focus resources on ZYNLONTA® (loncastuximab tesirine-lpyl) expansion opportunities and the advancement of its PSMA-targeting ADC. The Company has discontinued early development efforts for the remaining preclinical programs in solid tumors. In connection with the 2025 Restructuring, the Company closed down its UK research and development facility, and has reduced its global workforce across functions by approximately 30%.

In connection with the 2025 Restructuring, the Company reported the following costs in restructuring, impairment and other related costs:

Year ended December 31,
(in thousands)	2025
Severance and benefit expense	$6,032
Legal fees, contract termination and other related costs	1,333
Impairment of long-lived assets and prepaid expenses	5,755
Total restructuring, impairment and other related costs	$13,120

Severance and benefit expense

Employees affected by the reduction in force under the 2025 Restructuring are entitled to receive severance payments, continuing healthcare benefits and other employee-related costs. Costs associated with one-time termination benefits were recorded pursuant to ASC 420, while costs associated with ongoing benefit arrangements were recorded pursuant to ASC 712. As a result, the Company recorded $6.0 million to Restructuring, impairment and other related costs in the Company’s consolidated statements of operations during the year ended December 31, 2025, of which $4.6 million was paid as of December 31, 2025. The remaining $1.4 million not paid as of December 31, 2025 was accrued in Accrued expenses and other current liabilities in the Company’s consolidated balance sheet and the Company expects to pay the remainder of the restructuring costs by the first quarter of 2026.

Legal fees, contract termination and other related costs

As a result of the 2025 Restructuring, and in accordance with the UK facility lease agreement, the Company notified the landlord of its intention to terminate the lease. In accordance with the lease terms, the landlord may require the Company to return the leased space to its original condition upon termination of the lease agreement, including the removal of the Company’s leasehold improvements. The Company negotiated a dilapidations settlement with the landlord, and for the year ended December 31, 2025, amounts were reasonably estimable and a liability of $0.7 million was recorded. On January 28, 2026 the Company entered into the dilapidations settlement agreement and release with the landlord for a final settlement amount of $0.7 million, which will be paid in the first quarter of 2026.

The Company also recognized legal fees, contract termination and other related costs of $0.6 million during the year ended December 31, 2025, of which $0.4 million was paid as of December 31, 2025. The remaining $0.2 million not paid as of December 31, 2025 was accrued in Accounts payable or Accrued expenses and other current liabilities in the Company’s consolidated balance sheet and the Company expects to pay the remainder of the costs by the first quarter of 2026.

Impairment of long-lived assets and prepaid expenses
As a result of the 2025 Restructuring, the Company recognized impairment losses of $6.4 million during the year ended December 31, 2025, which included $5.4 million recorded to the long-lived asset group associated with the UK facility and $1.0 million recorded to prepaid expenses in the UK. The long-lived asset group associated with the UK facility lease, included the ROU asset, leasehold improvements, lab equipment and furniture and fixtures. The $5.4 million recognized as impairment losses on the long-lived asset group were allocated to the various assets within the long-lived asset group based on their relative carrying values and consisted of $0.4 million recorded to ROU asset, $2.7 million recorded to leasehold improvements, $2.1 million recorded to lab equipment and $0.2 million recorded to furniture and fixtures. Subsequent to recording the impairment, the Company entered into an equipment sales agreement on November 21, 2025, for $0.6 million for all the laboratory equipment and remaining consumables.

18.Other income (expense)

Interest Income
Interest income includes interest received from banks on our cash balances. Interest income was $8.8 million and $12.3 million for the years ended December 31, 2025 and 2024, respectively.
Interest Expense

The components of Interest expense are as follows:

	Years ended December 31,
(in thousands)	2025	2024
Deferred royalty obligation interest expense	$35,346	$33,608
Effective interest expense on senior secured term loan facility	16,275	16,602
Other interest expense	12	1
Interest expense	$51,633	$50,211

Other, net

The components of other, net for the years ended December 31, 2025 and 2024 are as follows:

	Years ended December 31,
(in thousands)	2025	2024
Cumulative catch-up adjustment, deferred royalty obligation	$22,212	$11,178
Deerfield warrant obligation, change in fair value income	—	296
Exchange differences loss	(670)	(80)
R&D tax credit	1,172	1,063
Other, net	$22,714	$12,457

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
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 22,591,355 common shares for future issuance under the 2019

Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of December 31, 2025, the Company has 7,055,177 common shares available for the future issuance of share-based equity awards.

As of December 31, 2025 and 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $165,768 and $160,945. The amounts of expense for all awards recognized for services received during the years ended December 31, 2025 and 2024 were $5,074 and $3,039, respectively.

Conditional Share Capital Plan

In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On February 13, 2025, the Company issued its 2025 annual equity award under the Conditional Share Capital Plan, which was approved by the Compensation Committee of the Board of Directors and by the Board of Directors for the senior management team, consisted of 5,015,765 RSUs. No share options were issued in connection with this award. Accordingly, as of December 31, 2025, the Company has 2,127,252 common shares available for the future issuance of share-based equity awards.
As of December 31, 2025 and 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the consolidated balance sheets in respect of the Conditional Share Capital Plan was $4,267 and $2,964. The amounts of expense for all awards recognized for services received during the years ended December 31, 2025 and 2024 was $2,567 and $3,808.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 2,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of December 31, 2025, the Company has 1,033,308 common shares available for the future issuance of share-based equity awards under this plan.
As of December 31, 2025 and 2024, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the consolidated balance sheets in respect of the Inducement Plan was $1,332 and $554. The amount of expense for all awards recognized for services received during the years ended December 31, 2025 and 2024 was $778 and $554.
Share Options

Pursuant to the 2019 Equity Incentive Plan, the Conditional Share Capital Plan and Inducement Plan (the “Share-based Compensation Plans”) the Company may grant share options to its directors, certain employees and service providers working for the benefit of the Company at the time. The exercise price per share option is set by the Company at the fair market value of the underlying common shares on the date of grant, as determined by the Company, which is generally the closing share price of the Company’s common shares traded on the NYSE. The awards generally vest 25% on the first anniversary of the date of grant, and thereafter evenly on a monthly basis over the subsequent three years. The contractual term of each share option award granted is ten years. Under the grant, the options may be settled only in common shares of the Company. Therefore, the grants of share options under the 2019 Equity Incentive Plan and Inducement Plan have been accounted for as equity-settled under U.S. GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the consolidated balance sheets.
The expense recognized for services received during the years ended December 31, 2025 and 2024 was $2,701 and $2,129, respectively.
A summary of our stock option award activity for the year ended December 31, 2025 is as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2024	$8.69	10,697,288	7.56	$—
Granted	3.33	1,022,650
Forfeited	3.20	(648,510)
Expired	15.94	(394,859)
Exercised	2.06	(262,264)
Outstanding as of December 31, 2025	$8.40	10,414,305	6.77	$5,025
Exercisable as of December 31, 2025	$10.44	7,392,858	6.17	$2,918

Awards outstanding as of December 31, 2025 have expiration dates through 2035. The weighted average grant date fair value of the awards granted during the year ended December 31, 2025 and 2024 was $2.74 and $2.66, respectively. As of December 31, 2025, the unrecognized compensation cost related to 3,021,447 unvested share options expected to vest was $5.6 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.73 years.
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

	Years ended December 31,
	2025	2024
Expected volatility	100%	95%
Award life, (years)	6.08	6.08
Risk-free interest rate	3.77%-4.43%	3.56%-4.54%
Expected dividends	—	—
RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under U.S. GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the consolidated balance sheets. The expense recognized for services received during the years ended December 31, 2025 and 2024 was $5,719 and $5,272, respectively. An amount of $1,514 was withheld for tax withholding obligations during the year ended December 31, 2025.

The following table summarizes our RSU activity during the year ended December 31, 2025:

	Number of awards	Weighted average grant date fair value (in $ per share)
Outstanding as of December 31, 2024	3,106,310	1.81
Granted	5,295,765	1.71
Vested (1)	(2,651,511)	1.9
Forfeited	(1,126,137)	1.45
Outstanding as of December 31, 2025	4,624,427	1.74
(1) Includes 471,152 shares withheld to cover tax withholding obligations in connection with the vesting of RSUs previously granted.
The total fair value of RSU awards vested (as measured on the date of vesting) during the years ended December 31, 2025 and 2024 was $8.4 million and $10.0 million, respectively.
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
The expense recognized related to the ESPP during the years ended December 31, 2025 and 2024 was nil and $330, respectively. The ESPP was not available for enrollment during 2025.
20.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2025	2024
Net loss	$(142,623)	$(157,846)
Weighted average number of shares outstanding	127,067,540	97,159,966
Basic and diluted loss per share	$(1.12)	$(1.62)
For the years ended December 31, 2025 and 2024, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding and also include the 2024 Pre-funded warrants issued in connection with the 2024 Equity Offering, the June 2025 Pre-funded warrants issued in connection with the June 2025 Private Placement and the October 2025 Pre-funded warrants issued in connection with the October 2025 Private Placement. The calculation excludes shares to be issued under the Share-based Compensation Plans, the Company’s Deerfield warrants and shares to be issued under the ESPP as the effect of including those shares would be anti-dilutive. See Note 10, “Senior secured term loan facility and warrants,” Note 11, “Deerfield warrants”, Note 15, “Shareholders’ Equity” and Note 19, “Share-based compensation,” for further information.

Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	For the Years Ended December 31,
	2025	2024
2019 Equity Incentive Plan - Share Options	9,481,763	10,054,588
Inducement Plan - Share Options	932,542	642,700
2019 Equity Incentive Plan - RSUs	2,654,427	608,961
Conditional Share Capital Plan - RSUs	1,970,000	2,497,349
Outstanding warrants	527,295	4,940,135
ESPP	—	163,576
	15,566,027	18,907,309
21.Segment Reporting

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

The following table is the summary of the segment profit or loss information, including the significant expense categories for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended December 31,
	2025	2024
Total revenues, net	$81,357	$70,837
Significant operating expenses:
Cost of product sales	(5,798)	(5,949)
Research and development(1)	(101,402)	(107,712)
Selling and marketing(1)	(42,079)	(43,711)
General and administrative(1)	(32,038)	(36,388)
Restructuring and impairment expenses	(13,120)	—
Share-based compensation	(8,419)	(7,731)
Total operating expenses	(202,856)	(201,491)
Loss from operations	(121,499)	(130,654)
Other segment items(2)	(21,124)	(27,192)
Net loss	$(142,623)	$(157,846)

(1)Excludes share-based compensation
(2)Includes Other expense, net, Income tax expense and Equity in net losses of joint venture

22.Subsequent Events

On February 18, 2026, ADC Therapeutics SA (the “Company”) entered into an amendment (the “HCR Amendment”) to the Purchase and Sale Agreement, dated August 25, 2021 (the “Original HCR Agreement” and, as amended by the HCR Amendment, the “Amended HCR Agreement”), among the Company and entities managed by HealthCare Royalty Management, LLC (“HCR”). Under the Amended HCR Agreement, upon the occurrence of a change of control event, the Company is obligated to pay HCR $150 million (if the change of control event occurs on or before December 31, 2027) or $200 million (if the change of control event occurs on or after January 1, 2028), which amount is not reduced by the amount of royalties previously paid to HCR. In addition, following such change of control event, the royalty obligations under the Amended HCR Agreement will continue until the Royalty Cap (as defined in the Original HCR Agreement), unless the Company (or its successor in interest) buys out the remaining royalty obligations by paying HCR $525 million (if the buyout occurs on or prior to December 31, 2029) or $750 million (if the buyout occurs on or after January 1, 2030), less the amount of royalties previously paid to HCR and the change of control payment described above.

In connection with the HCR Amendment, the Company issued to HCR warrants (the “HCR Warrants”) to purchase 9,834,776 common shares. The HCR Warrants are exercisable at any time after their original issuance until December 31, 2030. The exercise price per common share purchasable upon the exercise of the HCR Warrants is $3.81 per share, subject to customary adjustments. The HCR Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the HCR Warrants) and (ii) cashless exercise is not available in certain circumstances as specified in the HCR Warrants. The HCR Warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. The HCR Warrants and any common shares issuable upon exercise of the warrants are not transferable on or prior to December 31, 2027, except, with respect to common shares issued upon exercise of the warrants, in connection with the consummation of certain fundamental transactions.

The Company is currently in the process of evaluating the accounting treatment.

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
Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has determined that the Company’s internal control over financial reporting as of December 31, 2025 is effective.
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

Due to our filer status, our independent registered public accounting firm has not reported on the effectiveness of our internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2025 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements and Policies
During the fourth quarter of 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual General Meeting and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual General Meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual General Meeting and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual General Meeting and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual General Meeting and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
Consolidated Financial Statements
For a list of the financial statements included in this Annual Report, see Index to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, incorporated by reference in response to this Item.
Consolidated Financial Statement Schedules
All financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

Exhibits

The exhibits listed below are filed with or incorporated by reference into this Annual Report.

		Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1*	Articles of Association of ADC Therapeutics SA
4.1*	Description of Securities
4.32	Registration Rights Agreement, dated August 15, 2022, between ADC Therapeutics SA and OR Opportunistic DL (C), L.P., Owl Rock Opportunistic Master Fund II, L.P., Oaktree LSL Holdings EURRC S.à r.l., Oaktree Specialty Lending Corporation, Oaktree AZ Strategic Lending Fund, L.P., Oaktree Strategic Credit Fund, Oaktree Diversified Income Fund, Inc., and Oaktree Loan Acquisition Fund, L.P.	6-K	001-39071	99.5	August 15, 2022
4.43	Registration Rights Agreement, dated February 6, 2023, between ADC Therapeutics SA and Oaktree Fund Administration LLC, OCM Strategic Credit Investments S.à r.l., OCM Strategic Credit Investments 2 S.à.r.l., Oaktree Gilead Investment Fund AIF (Delaware), L.P., Oaktree Huntington-GCF Investment Fund (Direct Lending AIF), L.P., Oaktree Specialty Lending Corporation, and Pathway Strategic Credit Fund III, L.P.	6-K	001-39071	4.1	February 6, 2023
4.4	Form of Securities Purchase Agreement	8-K	001-39071	10.1	June 12, 2025
4.5	Form of Securities Purchase Agreement	8-K	001-39071	10.1	October 14, 2025
4.6	Letter Agreement, dated January 18, 2024 between ADC Therapeutics SA and Redmile LLC.	8-K	001-39071	10.1	January 24, 2024
10.1#	Second Amended and Restated License Agreement among ADC Products (UK) Limited, ADC Therapeutics SA and MedImmune Limited, dated May 9, 2016	F-1	333-237841	10.1	April 24, 2020

10.1.1#	Amendment #1 to the Second Amended and Restated License Agreement among ADC Products (UK) Limited, ADC Therapeutics SA and MedImmune Limited, dated September 19, 2018	F-1	333-237841	10.2	April 24, 2020
10.2#†	Share Purchase Agreement between Overland ADCT BioPharma (CY) Limited, Overland Pharmaceuticals (CY) Inc. and ADC Therapeutics SA, dated November 30, 2020	20-F	001-39071	4.4	March 18, 2021
10.3#†	Shareholders Agreement between Overland ADCT BioPharma (CY) Limited, Overland ADCT BioPharma (HK) Limited, Overland Pharmaceuticals (CY) Inc. and ADC Therapeutics SA, dated December 11, 2020	20-F	001-39071	4.5	March 18, 2021
10.4#†	License and Collaboration Agreement between ADC Therapeutics SA and Overland ADCT BioPharma (CY) Limited, dated December 11, 2020	20-F	001-39071	4.6	March 18, 2021
10.5#†	Purchase and Sale Agreement between ADC Therapeutics SA and entities managed by HealthCare Royalty Management, LLC, dated August 25, 2021	6-K	001-39071	99.1	August 26, 2021
10.5.1	Amendment No.1 to Purchase and Sale Agreement between ADC Therapeutics SA and entities managed by HealthCare Royalty Management, LLC, dated February 23, 2026	8-K	001-39071	10.1	February 18, 2026
10.6#†	License Agreement between ADC Therapeutics SA and Mitsubishi Tanabe Pharma Corporation, dated January 18, 2022	20-F	001-39071	4.15	March 17, 2022
10.7#†	License Agreement, dated July 8, 2022, between ADC Therapeutics SA and Swedish Orphan Biovitrum AB (publ)	20-F	001-39071	4.9	March 15, 2023
10.8†	Loan Agreement and Guaranty, dated August 15, 2022, among ADC Therapeutics SA, ADC Therapeutics (UK) Limited, ADC Therapeutics America, Inc., the lenders party thereto and Owl Rock Opportunistic Master Fund I, L.P., as administrative agent and collateral agent	6-K	001-39071	99.3	August 15, 2022
10.8.1†	First Amendment to the Loan Agreement and Guaranty, dated January 16, 2024, among ADC Therapeutics SA, ADC Therapeutics (UK) Limited, ADC Therapeutics America, Inc., the lenders party thereto and Blue Owl Opportunistic Master Fund I, L.P., as administrative agent and collateral agent	8-K	001-39071	10.1	January 19, 2024
10.8.2	Limited Waiver and Consent to Loan Agreement and Guaranty	10-K	001-39071	10.8.2	March 13, 2024
10.8.3	Second Limited Waiver to Loan Agreement and Guaranty	10-Q	001-39071	10.1	August 6, 2024
10.9	Form of Lender Warrant	6-K	001-39071	99.4	August 15, 2022
10.10	Form of Pre-Funded Warrant	8-K	0001-39071	4.1	May 8, 2024
10.11	Form of Pre-Funded Warrant	8-K	001-39071	10.2	June 12, 2025
10.12	Form of Pre-Funded Warrant	8-K	001-39071	10.2	October 14, 2025
10.13	Form of Pre-Funded Warrant	8-K	001-39071	10.2	February 23, 2026
10.14§	Form of Indemnity Agreement with directors and officers	F-1	333-237841	10.12	April 24, 2020
10.15§	2019 Equity Incentive Plan	S-8	001-39071	99.1	August 12, 2025
10.15.1§	Form of award agreement under the 2019 Equity Incentive Plan	10-K	001-39071	10.12.1	March 13, 2024
10.16§	Employee Stock Purchase Plan	S-8	333-265917	99.1	June 30, 2022
10.17§	Conditional Share Capital Plan	S-8	333-275882	99.1	December 4, 2023
10.17.1§	Form of award agreement under the Conditional Share Capital Plan	10-K	001-39071	10.14.1	March 13, 2024
10.18§	Inducement Plan	S-8	333-275882	99.2	December 4, 2023
10.18.1§	Amendment to the Inducement Plan	S-8	333-290616	99.2	September 30, 2025
10.19§	Annual Bonus Plan	8-K	001-39071	10.1	February 29, 2024
10.20§	Executive Employment Agreement with Ameet Mallik	10-K	001-39071	10.17	March 13, 2024
10.20.1§	Amendment to Executive Employment Agreement with Ameet Mallik	10-K	001-39071	10.18	March 13, 2024
10.20.2§	Retention Bonus Letter Agreement with Ameet Mallik	10-K	001-39071	10.19	March 13, 2024
10.21§	Employment Agreement with Jose Carmona	10-K	001-39071	10.20	March 13, 2024
10.21.1§	Retention Bonus Letter Agreement with Jose Carmona	10-K	001-39071	10.21	March 13, 2024
10.22§	Executive Employment Agreement with Mohamed Zaki	10-K	001-39071	10.22	March 13, 2024
10.22§	Form of Letter Agreement for Non-Employee Directors	10-K	001-39071	10.28	March 13, 2024
19.1*	Insider Trading Policy
19.2	Rule 10b5-1 Plan Policy	10-K	001-39071	19.2	March 27, 2025
21.1*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers SA, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy	20-F	001-39071	97.1	March 17, 2022
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)
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

ADC Therapeutics SA
/s/ Ameet Mallik
Date: March 10, 2026	By:	Ameet Mallik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 10, 2026.

Name	Title

/s/ Ameet Mallik	Chief Executive Officer and Director (Principal Executive Officer)
Ameet Mallik

/s/ Jose Carmona	Chief Financial Officer (Principal Financial Officer)
Jose Carmona

/s/ Lisa Kallebo	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Lisa Kallebo

/s/ Ron Squarer	Chairman of the Board of Directors
Ron Squarer

/s/ Robert Azelby	Director
Robert Azelby

/s/ Jean-Pierre Bizzari	Director
Jean-Pierre Bizzari

/s/ Peter Hug	Director
Peter Hug

/s/ Viviane Monges	Director
Viviane Monges

/s/ Timothy Coughlin	Director
Timothy Coughlin

/s/ Tyrell Rivers	Director
Tyrell Rivers

/s/ Victor Sandor	Director
Victor Sandor