Form 10-Q
period 2026-03-31
ADC Therapeutics SA
filed 2026-05-04
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of common shares outstanding was 127,191,158 as of April 27, 2026.

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report to “ADC Therapeutics,” “ADCT,” the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to ADC Therapeutics SA and its consolidated subsidiaries.

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
•the purchase and sale agreement (the “Amended HCR Agreement”) with certain entities managed by HealthCare Royalty Management, LLC (“HCR”) and its negative effect on the amount of cash that we are able to generate from sales of, and licensing agreements involving, ZYNLONTA and on our attractiveness as an acquisition target;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$231,008	$261,338
Accounts receivable, net	31,045	29,117
Inventory	4,776	4,184
Prepaid expenses	5,674	5,612
Other current assets	4,265	6,084
Total current assets	276,768	306,335
Inventory, long-term	12,282	14,301
Operating lease right-of-use assets	1,200	1,297
Other long-term assets	1,246	1,217
Total assets	$291,496	$323,150
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$5,295	$9,175
Accrued expenses and other current liabilities	57,698	57,988
Senior secured term loans, current portion	4,635	3,000
Total current liabilities	67,628	70,163
Deferred royalty obligation, long-term	304,687	322,525
Senior secured term loans, long-term	111,042	112,452
Warrant obligations	18,527	—
Operating lease liabilities, long-term	991	1,034
Other long-term liabilities	4,998	2,810
Total liabilities	507,873	508,984
Commitments and contingencies (See Note 9)
Shareholders’ (deficit) equity
Common shares, at CHF 0.08 par value	11,227	11,080
Issued shares: 129,726,364 at March 31, 2026 and 128,310,010 at December 31, 2025; outstanding shares: 127,165,116 at March 31, 2026 and 125,748,762 at December 31, 2025
Additional paid-in capital	1,442,312	1,439,749
Treasury shares	(205)	(205)
At March 31, 2026: 2,561,248 and December 31, 2025: 2,561,248
Accumulated other comprehensive loss	(802)	(517)
Accumulated deficit	(1,668,909)	(1,635,941)
Total shareholders’ (deficit) equity	(216,377)	(185,834)
Total liabilities and shareholders’ (deficit) equity	$291,496	$323,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenues, net	$20,033	$17,404
License revenues and royalties	818	5,629
Total revenue, net	20,851	23,033
Operating expense
Cost of product sales	(3,615)	(2,061)
Research and development	(19,877)	(28,928)
Selling and marketing	(12,708)	(10,553)
General and administrative	(9,896)	(9,955)
Total operating expense	(46,096)	(51,497)
Loss from operations	(25,245)	(28,464)
Other income (expense)
Interest income	1,994	2,054
Interest expense	(12,349)	(12,230)
Other, net	2,632	203
Total other expense, net	(7,723)	(9,973)
Loss before income taxes	(32,968)	(38,437)
Income tax expense	—	(165)
Net loss	$(32,968)	$(38,602)
Net loss per share
Net loss per share, basic and diluted	$(0.21)	$(0.36)
Weighted average shares outstanding, basic and diluted	154,142,347	107,202,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(32,968)	$(38,602)
Other comprehensive (loss) income:
Remeasurement of defined benefit pension liability	(44)	(42)
Foreign currency translation adjustment	(241)	371
Other comprehensive (loss) income	(285)	329
Total comprehensive loss	$(33,253)	$(38,273)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Three Months Ended March 31, 2026

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2025	128,310,010	$11,080	$1,439,749	(2,561,248)	$(205)	$(517)	$(1,635,941)	$(185,834)
Loss for the period	—	—	—	—	—	—	(32,968)	(32,968)
Other comprehensive loss	—	—	—	—	—	(285)	—	(285)
Vestings of RSUs	1,292,380	134	(134)	—	—	—	—	—
Exercise of stock options	123,974	13	192	—	—	—	—	205
Share-based compensation expense	—	—	2,505	—	—	—	—	2,505
Balance as of March 31, 2026	129,726,364	$11,227	$1,442,312	(2,561,248)	(205)	$(802)	$(1,668,909)	$(216,377)

Three Months Ended March 31, 2025

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2024	101,606,376	$8,425	$1,283,892	(2,744,974)	$(220)	$(1,421)	$(1,493,318)	$(202,642)
Loss for the period	—	—	—	—	—	—	(38,602)	(38,602)
Other comprehensive income	—	—	—	—	—	329	—	329
Vestings of RSUs	153,308	14	(14)	—	—	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	258	163,576	13	—	—	271
Share-based compensation expense	—	—	2,421	—	—	—	—	2,421
Balance as of March 31, 2025	101,759,684	$8,439	$1,286,557	(2,581,398)	$(207)	$(1,092)	$(1,531,920)	$(238,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(32,968)	$(38,602)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation expense	2,442	2,421
Accretion expense of deferred royalty obligation	6,839	7,069
Write-downs of inventory	1,473	1,246
Amortization of operating lease right-of-use assets	114	459
Warrant obligations, decrease in fair value	(2,227)	—
Amortization of debt discount, senior secured term loan	225	191
Other	(603)	397
Changes in operating assets and liabilities:
Accounts receivable, net	(1,928)	(11,445)
Inventory	16	(306)
Prepaid expenses and other current assets	2,007	3,856
Accounts payable	(3,874)	(2,461)
Accrued expenses and other current liabilities	(3,183)	(20,631)
Operating lease liabilities	(247)	(489)
Other long-term liabilities	2,204	1,961
Net cash used in operating activities	(29,710)	(56,334)
Cash flows from investing activities
Payment for purchases of property and equipment	(32)	(264)
Net cash used in investing activities	(32)	(264)
Cash flows from financing activities
Proceeds from the sale of common shares, net of transaction costs	(20)	—
Proceeds from share issuance under stock purchase plan	—	271
Proceeds from the exercise of stock options	205	—
Taxes paid related to net settled equity awards	(768)	—
Net cash (used in)/ provided by financing activities	(583)	271
Net decrease in cash and cash equivalents	(30,325)	(56,327)
Exchange (losses)/gains on cash and cash equivalents	(5)	161
Cash and cash equivalents at beginning of period	261,338	250,867
Cash and cash equivalents at end of period	$231,008	$194,701
Supplemental cash flow information:
Interest paid	$3,397	$3,594
Interest received	1,994	2,054
Payments made under royalty financing transaction	1,888	1,376
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	64	—
Transaction costs recorded in accounts payable and other current liabilities and other long-term liabilities	817	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)

1.Description of Business and Organization

ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”), transforming treatment for patients through our focused portfolio with ZYNLONTA ® (loncastuximab tesirine-lpyl), a CD19-directed ADC.

The Company generates sales from its flagship product, ZYNLONTA which received accelerated approval from the U.S. Food and Drug Administration (“FDA”), conditional approval from the European Commission, the China National Medical Products Administration (“NMPA”) and Health Canada, as well as approvals in other key global markets for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. Additionally, the Company is pursuing expansion into earlier lines of therapies and indolent lymphomas through Company sponsored trials and investigator initiated studies.

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

All references to “ADC Therapeutics,” “ADCT,” “the Company," “we,” “us,” and “our” refer to ADC Therapeutics SA and its consolidated subsidiaries unless otherwise indicated.
2.Summary of Significant Accounting Policies
Basis of preparation and principles of consolidation

These accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, have been prepared following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. All intercompany transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with our annual audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any other interim period or for any future period.

The Company’s significant accounting policies have not changed substantially from those previously described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.

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

Restructuring Charges
On June 11, 2025, the Board of Directors approved the 2025 Restructuring to focus resources on ZYNLONTA® (loncastuximab tesirine-lpyl) expansion opportunities and the advancement of its PSMA-targeting ADC. The Company has discontinued early development efforts for the remaining preclinical programs in solid tumors. In connection with the 2025 Restructuring, the Company closed down its UK research and development facility, and has reduced its global workforce across functions by approximately 30%. As a result, the Company recorded $6.0 million of severance and benefit expense to Restructuring, impairment and other related costs in the Company’s consolidated statements of operations during the year ended December 31, 2025, of which $5.4 million was paid as of March 31, 2026. The remaining $0.6 million not paid as of March 31, 2026 was accrued in accrued expenses and other current liabilities in the Company’s consolidated balance sheet and the Company expects to pay the remainder of the restructuring costs by the second quarter of 2026. All legal fees, contract termination and other related costs connected to the 2025 Restructuring have been paid as of March 31, 2026. See Note 17 on the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 for additional information on the 2025 Restructuring.
Loan Modifications and Extinguishments

On February 18, 2026, the Company entered into an amendment to its royalty purchase agreement with HCR. Prior to the amendment, the agreement was accounted for as a debt obligation. The Company evaluates amendments, restructurings, or other changes to its loan agreements in accordance with ASC 470-50, Debt — Modifications and Extinguishments. Under this guidance, we determine whether the revised terms represent a modification of the existing debt or an extinguishment of the old debt and issuance of new debt. If the changes are not deemed substantial, the transaction is accounted for as a modification and any associated fees or costs with the lender are amortized over the remaining term of the modified debt. If the changes are deemed to be substantial, the original debt is considered extinguished, and the new debt is recorded at fair value and any resulting difference between the carrying amount of the old debt and the fair value of the new debt is recognized in earnings as a gain or loss on extinguishment. When the Company repays an existing debt obligation using the proceeds from a contemporaneous issuance of new debt to a different lender, we account for the transaction as a debt extinguishment. See Note 7 for additional information regarding the HCR amendment and related accounting treatment.

Cost of product sales

Cost of product sales includes costs directly and indirectly relating to the manufacture of ZYNLONTA commercial drug substance and drug product, including the third-party manufacture costs of our contract manufacturing organizations (“CMOs”), as well as internal personnel costs, including share-based compensation, associated with the production of ZYNLONTA. Cost of product sales also includes royalties payable to a collaboration partner based on net product sales of ZYNLONTA, idle capacity costs, and inventory write-downs for changes in reserves for excess inventory or write-offs of inventory that fail to meet specification. We expect that cost of product sales will continue to increase over time as we sell through pre-approval inventory that was previously expensed prior to commercialization under U.S. GAAP. Factors such as inflation, tariffs and other external factors may also increase our cost of product sales.

Recent Accounting Pronouncements

New accounting pronouncements which have been adopted

We adopted FASB ASU-2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, effective for fiscal years beginning in January 2026, including interim periods within those fiscal years. The ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. We adopted the practical expedient on a prospective basis for the quarterly and annual reports for the fiscal year beginning on January 1, 2026. Adoption of this standard did not have a material impact on our financial statements or disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements, the applicability of ASC 270 and the form and content of interim financial statements in accordance with U.S. GAAP. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within fiscal years beginning in January 2028. Adoption of this ASU may be applied prospectively or retrospectively. The Company is currently evaluating the impact of the ASU, but does not anticipate the adoption of this standard to have a material impact on our financial statements.

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
3.Fair value measurements
The carrying amount of cash and cash equivalents, accounts receivable, net and accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan and deferred royalty financing obligation. The carrying value of our senior secured term loan approximates fair value as these borrowings are based on variable market rates. The carrying value of our deferred royalty obligation approximates fair value as the loan is recorded using the amortized cost method and considers our current estimates of future royalties expected to be paid over the estimated life of the royalty purchase agreement which are level 3 inputs, adjusted for accretion and royalty payments made by the Company during the three months ended March 31, 2026. The carrying value of the liability is updated periodically for material changes to the expected payments to HCR based on its underlying revenue projections.

On February 18, 2026 the Company issued warrants to HCR to purchase 9,834,776 common shares. The HCR warrants are measured at fair value on a recurring basis and are classified as Level 2. As of March 31, 2026 the value of the HCR warrants were $18.5 million. Fair values are estimated at the end of each reporting period with regard to the HCR warrants. The approach to the valuation follows the fair value principle, and the key input factors are described for the HCR warrants in Note 7, “Deferred royalty obligation and warrants.” A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of March 31, 2026 and December 31, 2025 inventory consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Work in progress	$16,777	$18,390
Finished goods	281	95
Total inventory, net	$17,058	$18,485
Less long-term portion (1)	12,282	14,301
Total inventory, current	$4,776	$4,184
(1) Inventory expected to be sold beyond the Company’s 12-month operating cycle is classified as non-current inventory and recorded in inventory, long-term.

Inventory write-downs of $1,473 and $1,246 were recognized for the three months ended March 31, 2026 and 2025, respectively, and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations.

5.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued R&D costs	$23,924	$18,904
Accrued payroll and benefits	4,637	13,257
Accrued restructuring costs	578	2,159
Deferred royalty obligation, short-term	14,905	11,054
Gross-to-net sales adjustments, short-term	8,926	9,020
Other	4,728	3,594
	$57,698	$57,988

6.Senior secured term loan facility and warrants
On August 15, 2022, the Company, ADCT UK and ADCT America entered into the Loan Agreement with certain affiliates and/or funds managed by each of Oaktree Capital Management, L.P. and Owl Rock Capital Advisors LLC, as lenders, and Owl Rock Opportunistic Master Fund I, L.P., as administrative agent and collateral agent, pursuant to which the Company may borrow up to $175.0 million principal amount of secured term loans, including (i) a First Tranche and (ii) Future Tranches. On August 15, 2022, the Company drew down $120.0 million principal amount of term loans under the Loan Agreement.
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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense on the senior secured term loan in the amount of $3,622 and $3,785, respectively, which was recorded in interest expense in the unaudited condensed consolidated statements of operations. The effective interest rate (“EIR”) at March 31, 2026 was 15.87%.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$3,397	$3,594
Amortization of debt discount	225	191
Total	$3,622	$3,785
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $115.7 million and $115.5 million as of March 31, 2026 and December 31, 2025, respectively. Principal payments on the senior secured term loan begin in 2026, with $4.6 million and $3.0 million due within 12 months classified as a current liability within the "Senior secured term loans, current portion” line item on the unaudited consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2026 (commencing third quarter)	3,090
2027	9,330
2028	12,480
2029	99,840
Total	$124,740

7.Deferred royalty obligation and warrants
On August 25, 2021, the Company entered into a royalty purchase agreement with certain entities managed by HCR for up to $325.0 million. Under the terms of the agreement, the Company received gross proceeds of $225.0 million upon closing (the “First Investment Amount”) and received an additional $75.0 million during the year ended December 31, 2023 upon the first commercial sale of ZYNLONTA in the United Kingdom or any European Union country (the “Second Investment Amount”) and together with the First Investment Amount, the “Investment Amount”).
On February 18, 2026, the Company entered into an amendment (the “HCR Amendment”) to the Purchase and Sale Agreement, dated August 25, 2021 (the “Original HCR Agreement” and, as amended by the HCR Amendment, the “Amended HCR Agreement”). Under the Original Agreement, upon the occurrence of a change of control event, the Company is obligated to pay HCR $750 million (or $675 million if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029), less the amount of royalties previously paid to HCR. Under the Amended HCR Agreement, upon the occurrence of a change of control event, the Company is obligated to pay HCR $150 million (if the change of control event occurs on or before December 31, 2027) or $200 million (if the change of control event occurs on or after January 1, 2028), which amount is not reduced by the amount of royalties previously paid to HCR. In addition, following such change of control event, the royalty obligations under the Amended HCR Agreement will continue until the Royalty Cap (as defined in the Original HCR Agreement), unless the Company (or its successor in interest) buys out the remaining royalty obligations by paying HCR $525 million (if the buyout occurs on or prior to December 31, 2029) or $750 million (if the buyout occurs on or after January 1, 2030), less the amount of royalties previously paid to HCR and the change of control payment described above.
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
Accounting for the HCR Amendment
The Company assessed the HCR amendment for a debt extinguishment or modification in accordance with ASC-470-50. The fair value of the warrants issued was determined to be $20.8 million at the time of issuance. The HCR amendment was accounted for as a debt modification as the present value of future cashflows of the modified agreement compared to that of the original agreement resulted in a less than 10% change. As a result, the Company did not incur any gain or loss relating to the modification. The fair value of the warrants is presented as a direct reduction to the carrying value of the debt. The Company will continue to account for the value of the debt at amortized cost.

The Company determined the fair value of the warrants at issuance on February 18, 2026 by using the Black-Scholes model with the following key assumptions:

As of
February 18, 2026
Exercise price in $	3.81
Share price in $	4.13
Risk-free interest rate	3.7%
Expected volatility	98.1%
Expected term (years)	4.87
Dividend yield	—
Discount for lack of marketability	32.3%
Black-Scholes value in $	2.11
The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Balance as of December 31, 2024	$326,659
Less: royalty payments	(6,214)
Plus: interest expense	35,346
Less: cumulative catch-up adjustment, Other, net	(22,212)
Balance as of December 31, 2025	333,579
Less: Fair value of HCR warrants at time of issuance	(20,753)
Less: royalty payments	(1,888)
Plus: interest expense	8,727
Less: cumulative catch-up adjustment, Other, net	(72)
Balance as of March 31, 2026	$319,593

Accounting for the HCR Warrants

The HCR warrants are recognized as a warrant obligation and presented in the unaudited condensed consolidated balance sheet as a liability given the existence of a net settlement feature under which the holder may settle in cash equal to the par value, with the amount payable indexed to the CHF/USD exchange rate, and receive the underlying shares on a net basis. The warrant obligation was recorded at its initial fair value of $20.8 million at the time of issuance as described further above. Subsequent to issuance, the warrant obligation is remeasured to fair value at the end of each reporting period. Changes in the fair value (gains or losses) of the warrant obligation at the end of each period is recorded in the unaudited condensed consolidated statement of operations.

During the three months ended March 31, 2026, the Company recognized income of $2.2 million, respectively, as a result of changes in the fair value of the warrant obligation. This amount was recorded to Other, net in the unaudited condensed consolidated statement of operations. The fair value of the warrant obligation as of March 31, 2026 was $18.5 million. See Note 12, "Other income (expense)" for further information.

The Company calculated the fair value of the HCR warrant obligation as of March 31, 2026, using the Black-Scholes model. Key inputs for the valuation of the warrant obligation were as follows:

As of
March 31, 2026
Exercise price in $	3.81
Share price in $	3.75
Risk-free interest rate	3.9%
Expected volatility	91.4%
Expected term (years)	4.75
Dividend yield	—
Discount for lack of marketability	29.0%
Black-Scholes value in $	1.88
8.Pension and post-retirement benefit obligations
The Swiss employee pension plan is a defined benefit scheme that fully reinsures disability, death, and longevity risks while guaranteeing 100% of capital and interest through vested capital investment. The assets are invested by the pension plan of the collective foundation, to which many companies contribute, in a diversified portfolio that respects the requirements of the Swiss BVG.
Although, as is the case with many Swiss pension plans, the amount of ultimate pension benefit is not defined, certain legal obligations of the plan create constructive obligations on the employer to pay further contributions to fund an eventual deficit; this results in the plan nevertheless being accounted for as a defined benefit plan.

The net periodic benefit cost for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net periodic benefit cost:
Service cost	$143	$188
Interest cost	29	25
Expected return on plan assets	(37)	(65)
Amortization of prior service cost	(44)	(42)
Amortization of actuarial losses	—	5
Net periodic benefit cost	$91	$111

The components of net periodic benefit cost are included in operating expense on the unaudited condensed consolidated statements of operations.
9.Commitments and contingencies

Manufacturing Commitments

Some of our inventory components require long lead times to manufacture. Therefore, we make long-term investments in our supply chain in order to ensure we have enough drug product to meet current and future revenue forecasts. Third party manufacturing agreements include non-cancelable obligations related to the supply of ZYNLONTA. There have been no material changes related to our non-cancelable obligations under these arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
10.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Types of goods and services
Product revenues, net	$20,033	$17,404
License revenues	—	5,000
Royalties	818	629
Total revenue	$20,851	$23,033

Customer Location
U.S.	$20,033	$17,404
EMEA(1)	818	5,629
Total revenue	$20,851	$23,033
(1) Europe, the Middle East and Africa
Product revenues, net
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three months ended March 31, 2026:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of December 31, 2025	$7,964	$2,714	$10,678
GTN accruals for current period	2,211	4,982	7,193
Prior period adjustments	—	(421)	(421)
Credits, payments and reclassifications	—	(4,901)	(4,901)
Balance as of March 31, 2026	$10,175	$2,374	$12,549
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three months ended March 31, 2025:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of December 31, 2024	$15,103	$2,386	$17,489
GTN accruals for current period	1,949	4,106	6,055
Prior period adjustments	(200)	(332)	(532)
Credits, payments and reclassifications	(7,180)	(3,793)	(10,973)
Balance as of March 31, 2025	$9,672	$2,367	$12,039

The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable, net	$1,411	$1,658
Other current and non-current liabilities	11,138	9,020
	$12,549	$10,678

Customers from which we derive more than 10% of our total product revenues for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
AmerisourceBergen Corporation(1)	39%	42%
McKesson	36%	34%
Cardinal Health	25%	24%
(1) AmerisourceBergen also operates under the name Cencora.

11.Other income (expense)

Interest Expense
The components of interest expense for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Deferred royalty obligation interest expense	$8,727	$8,445
Effective interest expense on senior secured term loan facility	3,622	3,785
Interest expense	$12,349	$12,230

Other, net

The components of Other, net for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
HCR warrant obligation, change in fair value income	$2,227	$—
Cumulative catch-up adjustment, deferred royalty obligation	72	12
Exchange differences gain (loss)	333	(90)
R&D tax credit	—	281
Other, net	$2,632	$203

12.Share-based compensation

The Company has adopted various share-based compensation incentive plans. Under these plans the Company may at its discretion grant to the plan participants, such as directors, certain employees, and service providers awards in the form of restricted shares and restricted share units (“RSUs”), share options, share appreciation rights, performance awards and other share-based awards. The 2019 Equity Incentive Plan was adopted in November 2019 while the Conditional Share Capital Plan and the Inducement Plan were adopted in December 2023. The amounts of costs recognized for all awards for services received during the three months ended March 31, 2026 and 2025 was $3,273 and $2,421 of which $64 and nil was capitalized to inventory costs, respectively.
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 22,591,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). As of March 31, 2026, the Company has 1,144,225 common shares available for the future issuance of share-based equity awards.

As of March 31, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $168,488 and $165,768, respectively. The amounts of costs recognized for all awards for services received during the three months ended March 31, 2026 and 2025 was $2,720 and $1,609, respectively.
Conditional Share Capital Plan
In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On February 13, 2026 the Company issued 6,232,465 RSUs under the Conditional Share Capital Plan for the 2026 annual equity award, which was approved by the Compensation Committee and by the Board of Directors for the senior management team. No share options were issued in connection with this award. As of March 31, 2026, the Company has 2,460,927 common shares available for the future issuance of share-based equity awards.
As of March 31, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $4,498 and $4,267. The amounts of costs for all awards recognized for services received during the three months ended March 31, 2026 and 2025 was $231 and $548, respectively.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 2,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of March 31, 2026, the Company has 657,212 common shares available for the future issuance of share-based equity awards under this plan.
As of March 31, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Inducement Plan was $1,612 and $1,332. The amounts of costs for all awards recognized for services received during the three months ended March 31, 2026 and 2025 was $280 and $263, respectively.
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
The costs recognized for services received during the three months ended March 31, 2026 and 2025 was $492 and $1,129, respectively.
A summary of our stock option award activity for the three months ended March 31, 2026 is as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2025	$8.40	10,414,305	6.77	$5,025
Granted	3.98	449,000
Forfeited	3.17	(184,449)
Expired	3.50	(47,815)
Exercised	2.06	(123,974)
Outstanding as of March 31, 2026	$8.40	10,507,067	6.43	$5,683
Exercisable as of March 31, 2026	$10.29	7,662,548	5.70	$3,629

Awards outstanding as of March 31, 2026 have expiration dates through 2036. The weighted average grant date fair value of the awards granted during the three months ended March 31, 2026 was $3.21. As of March 31, 2026, the unrecognized compensation cost related to 2,844,519 unvested share options expected to vest was $6.5 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.80 years.
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

	Three Months Ended March 31,
	2026	2025
Expected volatility	100%	100%
Expected life, (years)	6.08	6.08
Risk-free interest rate	3.73-3.95%	4.40-4.43%
Expected dividend yield	—	—
RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of two to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under U.S. GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets. The costs recognized for services received during the three months ended March 31, 2026 and 2025 was $2,739 and $1,291, respectively. An amount of $768 was withheld for tax withholding obligations during the three months ended March 31, 2026.

The following table summarizes the RSU awards outstanding as of March 31, 2026:

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2025	4,624,427	$1.74
Granted	6,232,465	3.99
Vested (1)	(1,484,821)	1.63
Forfeited	(303,387)	1.98
March 31, 2026	9,068,684	$3.29
(1) Includes 192,441 shares withheld to cover tax withholding obligations in connection with the vesting of RSUs previously granted.
The total fair value of RSU awards vested (as measured on the date of vesting) during the three months ended March 31, 2026 was $5,916.
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

The costs recognized related to the ESPP during the three months ended March 31, 2026 and 2025 was $42 and nil respectively.
13.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Net loss	$(32,968)	$(38,602)
Weighted average number of shares outstanding	154,142,347	107,202,374
Basic and diluted loss per share	$(0.21)	$(0.36)
For the three months ended March 31, 2026 and 2025, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding, and also considers in the calculation the Company’s outstanding Pre-funded warrants, which were 27,743,685 and 8,163,265 as of March 31, 2026 and 2025, respectively. The calculation excludes shares to be issued under the Share-based Compensation Plans, the Company’s warrants issued in connection with the senior secured term loan facility and the Company’s HCR warrants and shares to be issued under the 2022 ESPP as the effect of including those shares would be anti-dilutive. See Note 6, “Senior secured term loan facility and warrants,” Note 7, “Deferred royalty obligation and warrants” and Note 12, “Share-based compensation,” for further information.
Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2026	2025
2019 Equity Incentive Plan - Share Options	9,199,350	9,967,368
Inducement Plan - Share Options	1,307,717	676,400
2019 Equity Incentive Plan - RSUs	7,902,015	3,491,144
Conditional Share Capital Plan - RSUs	1,166,669	4,423,854
Outstanding warrants	10,362,071	4,940,135
	29,937,822	23,498,901
14.Segment reporting
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
The following table is the summary of the segment profit or loss information, including the significant expense categories for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Total revenues, net	$20,851	$23,033
Significant operating expenses:
Cost of product sales(1)	(3,467)	(2,061)
Research and development(1)	(18,995)	(27,936)
Selling and marketing(1)	(11,990)	(10,317)
General and administrative(1)	(8,435)	(8,762)
Share-based compensation	(3,209)	(2,421)
Total operating expenses	(46,096)	(51,497)
Loss from operations	(25,245)	(28,464)
Other segment items(2)	(7,723)	(10,138)
Net loss	$(32,968)	$(38,602)

(1)Excludes share-based compensation.
(2)Includes Other expense, net, and Income tax expense.

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

Business Overview
ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”), transforming treatment for patients through our focused portfolio with ZYNLONTA ® (loncastuximab tesirine-lpyl), a CD19-directed ADC. ZYNLONTA received accelerated approval from the U.S. Food and Drug Administration (“FDA”), conditional approval from the European Commission, the China National Medical Products Administration (“NMPA”) and Health Canada, as well as approvals in other key global markets for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. Our goal is to be a leading ADC company bringing meaningful therapies to patients in need by leveraging our decade-long experience in the ADC field, with multiple INDs, and a proven track record of success. We are pursing expansion of ZYNLONTA internationally, and into earlier lines of DLBCL through our LOTIS-5 confirmatory Phase 3 clinical trial (rituximab combination) and LOTIS-7 Phase 1b clinical trial (bispecific combination) as well as into indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (”FL”), through investigator-initiated trials (“IITs”) at leading institutions.

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except percentages and per share)	2026	2025	Change	% Change
Revenue
Product revenues, net	$20,033	$17,404	$2,629	15.1%
License revenues and royalties	818	5,629	(4,811)	(85.5)%
Total revenue, net	20,851	23,033	(2,182)	(9.5)%

Operating expense
Cost of product sales	(3,615)	(2,061)	(1,554)	75.4%
Research and development	(19,877)	(28,928)	9,051	(31.3)%
Selling and marketing	(12,708)	(10,553)	(2,155)	20.4%
General and administrative	(9,896)	(9,955)	59	(0.6)%
Total operating expense	(46,096)	(51,497)	5,401	(10.5)%
Loss from operations	(25,245)	(28,464)	3,219	(11.3)%

Other income (expense)
Interest income	1,994	2,054	(60)	(2.9)%
Interest expense	(12,349)	(12,230)	(119)	1.0%
Other, net	2,632	203	2,429	1196.6%
Total other expense, net	(7,723)	(9,973)	2,250	(22.6)%

Loss before income taxes	(32,968)	(38,437)	5,469	(14.2)%
Income tax expense	—	(165)	165	(100.0)%
Net loss	$(32,968)	$(38,602)	$5,634	(14.6)%

Net loss per share, basic and diluted	$(0.21)	$(0.36)	$0.15	(41.7)%
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
Product revenues, net, were $20.0 million for the three months ended March 31, 2026 as compared to $17.4 million for the three months ended March 31, 2025, an increase of $2.6 million, or 15.1%. The increase is primarily attributable to higher sales volume and a higher price.

License Revenues and Royalties
We generate license revenue and royalties from our strategic agreements for the development and commercialization of ZYNLONTA outside of the United States. Under these agreements, we receive upfront payments and are eligible for certain milestone payments and royalties. See “Item 1. Business—Material Contracts” in our Annual Report on Form 10-K. We are unable to predict the timing and amounts of license revenue and royalties as meeting milestones is subject to many factors outside of our control and we have limited control over our partners’ commercialization efforts.
License revenues and royalties were $0.8 million for the three months ended March 31, 2026 as compared to $5.6 million for the three months ended March 31, 2025. The decrease of $4.8 million was driven by a one-time $5.0 million milestone recognized during the prior year, partially offset with an increase in royalty revenue from Sobi. We received the $5.0 million milestone in connection with the conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy under our exclusive license agreement with Sobi.
Operating Expenses
Cost of Product Sales
Cost of product sales includes costs directly and indirectly relating to the manufacture of ZYNLONTA commercial drug substance and drug product, including the third-party manufacture costs of our contract manufacturing organizations (“CMOs”), as well as internal personnel costs, including share-based compensation, associated with the production of ZYNLONTA. Cost of product sales also includes royalties payable to a collaboration partner based on net product sales of ZYNLONTA, idle capacity costs, and inventory write-downs for changes in reserves for excess inventory or write-offs of inventory that fail to meet specification. We expect that cost of product sales will continue to increase over time as we sell through pre-approval inventory that was previously expensed prior to commercialization under U.S. GAAP. Factors such as inflation, tariffs and other external factors may also increase our cost of product sales.

Cost of product sales were $3.6 million for the three months ended March 31, 2026 as compared to cost of product sales of $2.1 million for the three months ended March 31, 2025, an increase of $1.6 million, or 75.4%. The increase in cost of product sales was primarily attributable to a $1.2 million increase in certain personnel costs, reflecting a change in focus of these personnel from research and development clinical supply activities to commercial manufacturing activities. Cost of product sales was also higher due to $0.2 million in higher shipping and storage charges for the three months ended March 31, 2026. Additionally, both periods included charges of $1.4 million and $1.2 million, respectively, related to the manufacturing of batches that did not meet our specifications.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
External costs and overhead	$9,138	$15,257	$(6,119)
Employee expenses(1)	9,857	12,679	(2,822)
Share-based compensation expense	882	992	(110)
Research and development expenses	$19,877	$28,928	$(9,051)
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

Our R&D expenses were $19.9 million for the three months ended March 31, 2026 as compared to $28.9 million for the three months ended March 31, 2025, a decrease of $9.1 million, or 31.3%.

The decrease in external costs and overhead of $6.1 million was driven primarily by discontinued programs and our preclinical product candidates and research pipeline as a result of the 2025 Restructuring and completion of IND-enabling activities for our PSMA-targeting ADC. These decreases were partially offset by an increase in ZYNLONTA spend due to the timing and enrollment of our ZYNLONTA clinical trials and related costs incurred in connection with the LOTIS-5 and LOTIS-7 trials.

The decrease in employee and share-based compensation expenses were primarily driven by a $2.1 million shift in certain personnel costs to cost of product sales ($1.2 million), inventory capitalization ($0.6 million) and selling and marketing expense ($0.3 million), reflecting a change in focus of these personnel from research and development activities to commercial manufacturing and fulfillment activities. The decrease was also attributable to lower wages and benefits of $2.3 million due to the 2025 Restructuring, partially offset by higher temporary project help of $1.3 million.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
External costs and overhead	$5,305	$4,627	$678
Employee expenses(1)	6,685	5,690	995
Share-based compensation expense	718	236	482
Selling and marketing expenses	$12,708	$10,553	$2,155
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

Selling and marketing expenses were $12.7 million for the three months ended March 31, 2026 as compared to $10.6 million for the three months ended March 31, 2025, an increase of $2.2 million, or 20.4%. The increase in external costs and overhead of $0.7 million was primarily attributable to higher spend on marketing and advertising expenses, training initiatives and related travel costs. The increase in employee and share-based compensation expenses were primarily due to an increase in wages and benefits of $0.8 million and a $0.3 million increase in certain personnel costs, reflecting an increase in commercial fulfillment activities. The increase in share-based compensation expense was also driven by higher grant date fair values of RSU awards issued during the period, driven by both an increased number of awards and stock price appreciation at the time of grant.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
External costs and overhead	$4,232	$3,712	$520
Employee expenses(1)	4,203	5,050	(847)
Share-based compensation expense	1,461	1,193	268
General and administrative expenses	$9,896	$9,955	$(59)
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

General and administrative expenses were $9.9 million for the three months ended March 31, 2026 as compared to $10.0 million for the three months ended March 31, 2025, an decrease of $0.1 million, or 0.6%. The increase in external costs and overhead of $0.5 million was primarily related to higher IT expenses of $0.4 million, as well as a one-time VAT recovery of $0.3 million recognized in the prior year, partially offset by $0.2 million in lower legal expenses. The decrease in employee expenses of $0.8 million was primarily due to lower wages and benefits. The increase in share-based compensation expense of $0.3 million was primarily due to higher grant date fair values of RSU awards issued during the period, driven by both an increased number of awards and stock price appreciation at the time of grant.

Other Income (Expense)
Interest Income
Interest income was $2.0 million for the three months ended March 31, 2026 as compared to $2.1 million for the three months ended March 31, 2025, a decrease of $0.1 million, or 2.9%. The decrease was primarily due to lower yields received on our cash deposits.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $12.3 million for the three months ended March 31, 2026 as compared to $12.2 million for the three months ended March 31, 2025, an increase of $0.1 million, or 1.0%. The increase was primarily related to higher accretion of our deferred royalty obligation with HCR of $0.3 million as a result of higher total revenue, net, as well as a higher effective interest rate as a result of the HCR Amendment, partially offset by lower interest on our senior secured term loan facility of $0.2 million as a result of a lower effective interest rate.
Other, net
Other, net consists primarily of the change in the fair value of the HCR warrant obligation, cumulative catch-up adjustments related to our deferred royalty obligation and the R&D tax credit from our UK operations. Other, net as of March 31, 2026 and 2025 included the following:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
HCR warrant obligation, change in fair value income	$2,227	$—	$2,227
Cumulative catch-up adjustment, deferred royalty obligation	72	12	60
Exchange differences gain (loss)	333	(90)	423
R&D tax credit gain	—	281	(281)
Total	$2,632	$203	$2,429

HCR Warrants
On February 18, 2026, we entered into an amendment (the “HCR Amendment”) to the Purchase and Sale Agreement, dated August 25, 2021 (the “Original HCR Agreement” and, as amended by the HCR Amendment, the “Amended HCR Agreement”). In connection with the HCR Amendment, the Company issued to HCR warrants to purchase 9,834,776 common shares. The HCR warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on February 18, 2026 and is remeasured to fair value at the end of each reporting period. The fair value of the warrant obligation as of March 31, 2026 was $18.5 million. The income of $2.2 million for the three months ended March 31, 2026 was primarily due to the decrease in fair value of the underlying shares during the respective period.

Income Tax Expense
We are subject to corporate income taxation in Switzerland and in other jurisdictions in which we operate, including the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. Under Swiss law, we are permitted to carry forward net operating losses for up to seven years, which may be used to offset future taxable income. Under U.S. tax law, research and development tax credits may generally be carried forward for up to 20 years and used to offset future tax liabilities, subject to statutory requirements. We recorded an income tax expense of nil for the three months ended March 31, 2026 as compared to $0.2 million for the three months ended March 31, 2025.

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $231.0 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of this report.
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

Sources of Liquidity and Capital Resources

To date, we have financed our operations primarily through equity financings, convertible debt and senior secured term loan financings, and additional funds provided by collaborations and royalty financings and sales of ZYNLONTA in the United States. For a description of the Loan Agreement, Amended HCR Agreement and other license and collaboration agreements, see “Item 1. Business - Material Contracts” in our Annual Report.

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

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(29,710)	$(56,334)	$26,624
Investing activities	(32)	(264)	232
Financing activities	(583)	271	(854)
Net change in cash and cash equivalents	$(30,325)	$(56,327)	$26,002
Operating Activities
Net cash used in operating activities was $29.7 million for the three months ended March 31, 2026 as compared to $56.3 million for the three months ended March 31, 2025, a decrease of $26.6 million. The decrease was primarily due to the prior year payment of the 2023 discarded drug rebate of $7.2 million, a $7.1 million period over period increase in the collection of accounts receivable, a $2.1 million period over period increase in partner collection and overall reduction in net loss and operating costs in connection with the 2025 Restructuring Plan.
Investing Activities
Net cash used in investing activities was nil for the three months ended March 31, 2026 as compared to $0.3 million for the three months ended March 31, 2025, a decrease of $0.2 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $0.6 million for the three months ended March 31, 2026. Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2025. The decrease related to taxes paid related to net settled equity awards for the three months ended March 31, 2026.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations and Commitments

There have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report.

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report.

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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended March 31, 2026, that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information required to be reported under this item has been disclosed on Form 8-K filed on February 23, 2026 and is incorporated herein by reference.

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

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	10-K	001-39071	3.1	March 10, 2026
10.1	Amendment No.1 to Purchase and Sale Agreement between ADC Therapeutics SA and entities managed by HealthCare Royalty Management, LLC, dated February 23, 2026	8-K	001-39071	10.1	February 23, 2026
10.2	Form of Warrant	8-K	001-39071	10.2	February 23, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA

/s/ Ameet Mallik
Date: May 4, 2026	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: May 4, 2026	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: May 4, 2026	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)