Form 10-Q
period 2026-06-30
ADC Therapeutics SA
filed 2026-08-13
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of common shares outstanding was 127,667,695 as of August 3, 2026.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$219,107	$261,338
Accounts receivable, net	28,035	29,117
Inventory	4,932	4,184
Prepaid expenses	5,380	5,612
Other current assets	4,253	6,084
Total current assets	261,707	306,335
Inventory, long-term	15,328	14,301
Operating lease right-of-use assets	1,101	1,297
Other long-term assets	1,243	1,217
Total assets	$279,379	$323,150
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$12,761	$9,175
Accrued expenses and other current liabilities	67,391	57,988
Senior secured term loans, current portion	6,180	3,000
Total current liabilities	86,332	70,163
Deferred royalty obligation, long-term	299,543	322,525
Senior secured term loans, long-term	110,437	112,452
Warrant obligations	4,159	—
Operating lease liabilities, long-term	946	1,034
Other long-term liabilities	6,167	2,810
Total liabilities	507,584	508,984
Commitments and contingencies (See Note 9)
Shareholders’ (deficit) equity
Common shares, at CHF 0.08 par value	11,254	11,080
Issued shares: 129,999,421 at June 30, 2026 and 128,310,010 at December 31, 2025; outstanding shares: 127,438,173 at June 30, 2026 and 125,748,762 at December 31, 2025
Additional paid-in capital	1,447,034	1,439,749
Treasury shares	(205)	(205)
At June 30, 2026: 2,561,248 and December 31, 2025: 2,561,248
Accumulated other comprehensive loss	(814)	(517)
Accumulated deficit	(1,685,474)	(1,635,941)
Total shareholders’ (deficit) equity	(228,205)	(185,834)
Total liabilities and shareholders’ (deficit) equity	$279,379	$323,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product revenues, net	$18,634	$18,085	$38,667	$35,489
License revenues and royalties	614	754	1,432	6,383
Total revenue, net	19,248	18,839	40,099	41,872
Operating expense
Cost of product sales	(2,349)	(836)	(5,964)	(2,897)
Research and development	(17,366)	(30,090)	(37,243)	(59,018)
Selling and marketing	(12,572)	(10,147)	(25,280)	(20,700)
General and administrative	(9,701)	(8,822)	(19,597)	(18,777)
Restructuring, impairment and other related costs	(2,674)	(13,091)	(2,674)	(13,091)
Total operating expense	(44,662)	(62,986)	(90,758)	(114,483)
Loss from operations	(25,414)	(44,147)	(50,659)	(72,611)
Other income (expense)
Interest income	1,819	1,934	3,813	3,988
Interest expense	(13,508)	(12,997)	(25,857)	(25,227)
Other, net	20,538	(182)	23,170	21
Total other income (expense), net	8,849	(11,245)	1,126	(21,218)
Loss before income taxes	(16,565)	(55,392)	(49,533)	(93,829)
Income tax expense	—	(1,254)	—	(1,419)
Net loss	$(16,565)	$(56,646)	$(49,533)	$(95,248)
Net loss per share
Net loss per share, basic and diluted	$(0.11)	$(0.50)	$(0.32)	$(0.86)
Weighted average shares outstanding, basic and diluted	155,016,023	113,743,358	154,581,598	110,490,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(16,565)	$(56,646)	$(49,533)	$(95,248)
Other comprehensive (loss) income:
Remeasurement of defined benefit pension liability	(43)	(46)	(87)	(88)
Foreign currency translation adjustment	31	750	(210)	1,121
Other comprehensive (loss) income	(12)	704	(297)	1,033
Total comprehensive loss	$(16,577)	$(55,942)	$(49,830)	$(94,215)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Three and Six Months Ended June 30, 2026

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of March 31, 2026	129,726,364	$11,227	$1,442,312	(2,561,248)	$(205)	$(802)	$(1,668,909)	$(216,377)
Loss for the period	—	—	—	—	—	—	(16,565)	(16,565)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Vesting of RSUs	209,652	21	(21)	—	—	—	—	—
Exercise of stock options	63,405	6	112	—	—	—	—	118
Share-based compensation expense	—	—	4,631	—	—	—	—	4,631
Balance as of June 30, 2026	129,999,421	$11,254	$1,447,034	(2,561,248)	$(205)	$(814)	$(1,685,474)	$(228,205)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2025	128,310,010	$11,080	$1,439,749	(2,561,248)	$(205)	$(517)	$(1,635,941)	$(185,834)
Loss for the period	—	—	—	—	—	—	(49,533)	(49,533)
Other comprehensive loss	—	—	—	—	—	(297)	—	(297)
Vesting of RSUs	1,502,032	155	(155)	—	—	—	—	—
Exercise of stock options	187,379	19	304	—	—	—	—	323
Share-based compensation expense	—	—	7,136	—	—	—	—	7,136
Balance as of June 30, 2026	129,999,421	$11,254	$1,447,034	(2,561,248)	$(205)	$(814)	$(1,685,474)	$(228,205)

ADC Therapeutics SA
Three and Six Months Ended June 30, 2025

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of March 31, 2025	101,759,684	$8,439	$1,286,557	(2,581,398)	$(207)	$(1,092)	$(1,531,920)	$(238,223)
Loss for the period	—	—	—	—	—	—	(56,646)	(56,646)
Other comprehensive income	—	—	—	—	—	704	—	704
Vesting of RSUs	271,071	27	(27)	—	—	—	—	—
Exercise of stock options	18,565	2	32	—	—	—	—	34
Issuance of shares, underwritten offering, net of transaction costs	13,031,161	1,285	41,091	—	—	—	—	42,376
Issuance of warrants, underwritten offering, net of transaction costs	—	—	50,760	—	—	—	—	50,760
Share-based compensation expense	—	—	1,811	—	—	—	—	1,811
Balance as of June 30, 2025	115,080,481	$9,753	$1,380,224	(2,581,398)	$(207)	$(388)	$(1,588,566)	$(199,184)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2024	101,606,376	$8,425	$1,283,892	(2,744,974)	$(220)	$(1,421)	$(1,493,318)	$(202,642)
Loss for the period	—	—	—	—	—	—	(95,248)	(95,248)
Other comprehensive income	—	—	—	—	—	1,033	—	1,033
Vesting of RSUs	424,379	41	(41)	—	—	—	—	—
Exercise of stock options	18,565	2	32	—	—	—	—	34
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	258	163,576	13	—	—	271
Issuance of shares, underwritten offering, net of transaction costs	13,031,161	1,285	41,091	—	—	—	—	42,376
Issuance of warrants, underwritten offering, net of transaction costs	—	—	50,760	—	—	—	—	50,760
Share-based compensation expense	—	—	4,232	—	—	—	—	4,232
Balance as of June 30, 2025	115,080,481	$9,753	$1,380,224	(2,581,398)	$(207)	$(388)	$(1,588,566)	$(199,184)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(49,533)	$(95,248)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation expense	6,992	4,232
Accretion expense of deferred royalty obligation	14,203	13,948
Cumulative catch-up adjustment, deferred royalty obligation	(6,401)	(196)
Impairment of long-lived assets and prepaid expenses and other related costs	—	6,414
Write-downs of inventory	1,644	1,636
Warrant obligations, decrease in fair value	(16,594)	—
Amortization of debt discount, senior secured term loan	1,165	841
Other	(322)	2,120
Changes in operating assets and liabilities:
Accounts receivable, net	1,082	(5,868)
Inventory	(3,276)	(1,012)
Prepaid expenses and other current assets	2,256	7,050
Other long-term assets	—	(146)
Accounts payable	3,595	(8,680)
Accrued expenses and other current liabilities	635	(8,595)
Operating lease liabilities	(358)	(1,002)
Other long-term liabilities	3,395	4,085
Net cash used in operating activities	(41,517)	(80,421)
Cash flows from investing activities
Payment for purchases of property and equipment	(32)	(264)
Net cash used in investing activities	(32)	(264)
Cash flows from financing activities
Proceeds from the sale of common shares, net of transaction costs	(20)	43,239
Proceeds from Pre-Funded Warrants, net of transaction costs	—	50,760
Proceeds from share issuance under stock purchase plan	—	271
Proceeds from the exercise of stock options	323	34
Taxes paid related to net settled equity awards	(985)	(250)
Net cash (used in)/ provided by financing activities	(682)	94,054
Net increase (decrease) in cash and cash equivalents	(42,231)	13,369
Exchange (losses)/gains on cash and cash equivalents	—	324
Cash and cash equivalents at beginning of period	261,338	250,867
Cash and cash equivalents at end of period	$219,107	$264,560
Supplemental cash flow information:
Interest paid	$6,839	$7,218
Interest received	3,490	3,988
Payments made under royalty financing transaction	3,649	3,220
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	145	—
Transaction costs recorded in accounts payable and other current liabilities and other long-term liabilities	817	862

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share amounts)

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any other interim period or for any future period.

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

Loan Modifications and Extinguishments

On February 18, 2026, the Company entered into an amendment to its royalty purchase agreement with certain entities managed by HealthCare Royalty Management, LLC ("HCR"). Prior to the amendment, the agreement was accounted for as a debt obligation. The Company evaluates amendments, restructurings, or other changes to its loan agreements in accordance with ASC 470-50, Debt — Modifications and Extinguishments. Under this guidance, we determine whether the revised terms represent a modification of the existing debt or an extinguishment of the old debt and issuance of new debt. If the changes are not deemed substantial, the transaction is accounted for as a modification and any associated fees or costs with the lender are amortized over the remaining term of the modified debt. If the changes are deemed to be substantial, the original debt is considered extinguished, and the new debt is recorded at fair value and any resulting difference between the carrying amount of the old debt and the fair value of the new debt is recognized in earnings as a gain or loss on extinguishment. When the Company repays an existing debt obligation using the proceeds from a contemporaneous issuance of new debt to a different lender, we account for the transaction as a debt extinguishment. See Note 7 for additional information regarding the HCR amendment and related accounting treatment.

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
3.Fair value measurements
The carrying amount of cash and cash equivalents, accounts receivable, net and accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan and deferred royalty financing obligation. The carrying value of our senior secured term loan approximates fair value as these borrowings are based on variable market rates. The carrying value of our deferred royalty obligation approximates fair value as the loan is recorded using the amortized cost method and considers our current estimates of future royalties expected to be paid over the estimated life of the royalty purchase agreement which are level 3 inputs, adjusted for accretion and royalty payments made by the Company during the six months ended June 30, 2026.

On February 18, 2026 the Company issued warrants to HCR to purchase 9,834,776 common shares. The HCR warrants are measured at fair value on a recurring basis and are classified as Level 2. As of June 30, 2026 the value of the HCR warrants were $4.2 million. Fair values are estimated at the end of each reporting period with regard to the HCR warrants. The approach to the valuation follows the fair value principle, and the key input factors are described for the HCR warrants in Note 7, “Deferred royalty obligation and warrants.” A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of June 30, 2026 and December 31, 2025 inventory consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Work in progress	$19,692	$18,390
Finished goods	568	95
Total inventory, net	$20,260	$18,485
Less long-term portion (1)	15,328	14,301
Total inventory, current	$4,932	$4,184
(1) Inventory expected to be sold beyond the Company’s 12-month operating cycle is classified as non-current inventory and recorded in inventory, long-term.

Inventory write-downs of $171 and $1,644 were recognized for the three and six months ended June 30, 2026 respectively, and $390 and $1,636 were recognized for the three and six months ended June 30, 2025, respectively, and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations.
5.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued R&D costs	$24,615	$18,904
Accrued payroll and benefits	6,019	13,257
Accrued restructuring costs	2,674	2,159
Deferred royalty obligation, short-term	21,085	11,054
Gross-to-net sales adjustments, short-term	8,451	9,020
Other	4,547	3,594
	$67,391	$57,988

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

For the three and six months ended June 30, 2026, the Company recorded interest expense on the senior secured term loan in the amount of $4,383 and $8,005, respectively, and $4,274 and $8,059 for the three and six months ended June 30, 2025, respectively, which was recorded in interest expense in the unaudited condensed consolidated statements of operations. The effective interest rate (“EIR”) was 15.89% and 16.15% at June 30, 2026 and 2025, respectively.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$3,443	$3,624	$6,840	$7,218
Amortization of debt discount	940	650	1,165	841
Total	$4,383	$4,274	$8,005	$8,059
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $116.6 million and $115.5 million as of June 30, 2026 and December 31, 2025, respectively. Principal payments on the senior secured term loan begin in 2026, with $6.2 million and $3.0 million due within 12 months classified as a current liability within the "Senior secured term loans, current portion” line item on the unaudited consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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
The Company determined the fair value of the warrants at issuance on February 18, 2026 by using the Black-Scholes model with the following key assumptions:

As of
February 18, 2026
Exercise price in $	3.81
Share price in $	4.13
Risk-free interest rate	3.7%
Expected volatility	98.1%
Expected term (years)	4.87
Dividend yield	—
Discount for lack of marketability	32.3%
Black-Scholes value in $	2.11

The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Balance as of December 31, 2024	$326,659
Less: royalty payments	(6,214)
Plus: interest expense	35,346
Less: cumulative catch-up adjustment, Other, net	(22,212)
Balance as of December 31, 2025	333,579
Less: Fair value of HCR warrants at time of issuance	(20,753)
Less: royalty payments	(3,649)
Plus: interest expense	17,852
Less: cumulative catch-up adjustment, Other, net	(6,401)
Balance as of June 30, 2026	$320,628

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

During the three and six months ended June 30, 2026, the Company recognized income of $14.4 million and $16.6 million, respectively, as a result of changes in the fair value of the warrant obligation. This amount was recorded to Other, net in the unaudited condensed consolidated statement of operations. The fair value of the warrant obligation as of June 30, 2026 was $4.2 million. See Note 12, "Other income (expense)" for further information.

The Company calculated the fair value of the HCR warrant obligation as of June 30, 2026, using the Black-Scholes model. Key inputs for the valuation of the warrant obligation were as follows:

As of
June 30, 2026
Exercise price in $	3.81
Share price in $	1.07
Risk-free interest rate	4.2%
Expected volatility	104.8%
Expected term (years)	4.5
Dividend yield	—
Discount for lack of marketability	31.0%
Black-Scholes value in $	0.42
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

The net periodic benefit cost for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net periodic benefit cost:
Service cost	$141	$209	$284	$397
Interest cost	28	28	57	53
Expected return on plan assets	(37)	(72)	(74)	(137)
Amortization of prior service cost	(43)	(47)	(87)	(89)
Amortization of actuarial losses	—	5	—	10
Net periodic benefit cost	$89	$123	$180	$234

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
10.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Types of goods and services
Product revenues, net	$18,634	$18,085	$38,667	$35,489
License revenues	—	—	—	5,000
Royalties	614	754	1,432	1,383
Total revenue	$19,248	$18,839	$40,099	$41,872

Customer Location
U.S.	$18,634	$18,085	$38,667	$35,489
EMEA(1)	614	754	1,432	6,383
Total revenue	$19,248	$18,839	$40,099	$41,872
(1) Europe, the Middle East and Africa

Product revenues, net
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three and six months ended June 30, 2026:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of March 31, 2026	$10,175	$2,374	$12,549
GTN accruals for current period	2,058	4,503	6,561
Prior period adjustments	—	(258)	(258)
Credits, payments and reclassifications	—	(4,525)	(4,525)
Balance as of June 30, 2026	$12,233	$2,094	$14,327

Balance as of December 31, 2025	$7,964	$2,714	$10,678
GTN accruals for current period	4,269	9,485	13,754
Prior period adjustments	—	(679)	(679)
Credits, payments and reclassifications	—	(9,426)	(9,426)
Balance as of June 30, 2026	$12,233	$2,094	$14,327
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three and six months ended June 30, 2025:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of March 31, 2025	$9,672	$2,367	$12,039
GTN accruals for current period	2,020	3,904	5,924
Prior period adjustments	—	(241)	(241)
Credits, payments and reclassifications	—	(3,540)	(3,540)
Balance as of June 30, 2025	$11,692	$2,490	$14,182

Balance as of December 31, 2024	$15,103	$2,386	$17,489
GTN accruals for current period	3,969	8,010	11,979
Prior period adjustments	(200)	(573)	(773)
Credits, payments and reclassifications	(7,180)	(7,333)	(14,513)
Balance as of June 30, 2025	$11,692	$2,490	$14,182
The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable, net	$1,607	$1,658
Other current and non-current liabilities	12,720	9,020
	$14,327	$10,678

Customers from which we derive more than 10% of our total product revenues for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AmerisourceBergen Corporation(1)	40%	39%	40%	40%
McKesson	37%	40%	36%	37%
Cardinal Health	23%	21%	24%	23%
(1) AmerisourceBergen also operates under the name Cencora.

11.Restructuring, impairment and other related costs

On June 11, 2025, the Board of Directors approved the 2025 Restructuring to focus resources on ZYNLONTA® (loncastuximab tesirine-lpyl) expansion opportunities and the advancement of its PSMA-targeting ADC. The Company has discontinued early development efforts for the remaining preclinical programs in solid tumors. In connection with the 2025 Restructuring, the Company closed down its UK research and development facility, and has reduced its global workforce across functions by approximately 30%. The 2025 Restructuring was complete as of June 30, 2026.
On June 24, 2026, the Company announced a strategic reorganization to focus resources behind key value-driving initiatives in support of ZYNLONTA. As part of the reorganization, the Company plans to further reduce the remaining global workforce by approximately 17%, which is expected to be substantially completed by September 30, 2026 (“2026 Restructuring”). The reduction is driven by the expected completion of the LOTIS-5 and LOTIS-7 trials this year, as well as operational efficiencies.
In connection with the 2025 and 2026 Restructurings, the Company reported the following costs in restructuring, impairment and other related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Severance and benefit expense	$2,674	$6,677	$2,674	$6,677
Impairment of long-lived assets and prepaid expenses	—	6,414	—	6,414
Total restructuring, impairment and other related costs	$2,674	$13,091	$2,674	$13,091

2026 Restructuring

Employees affected by the workforce reduction under the 2026 Restructuring are entitled to receive severance payments, continuing healthcare benefits and other employee-related costs. Costs associated with one-time termination benefits were recorded pursuant to ASC 420, while costs associated with ongoing benefit arrangements were recorded pursuant to ASC 712. As a result, the Company recorded $2.7 million to Restructuring, impairment and other related costs in the Company’s unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2026, none of which was paid as of June 30, 2026. The restructuring costs were accrued in Accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet. The Company expects to pay the majority of the 2026 restructuring costs by the third quarter of 2026.

See Note 17 on the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 for additional information on the 2025 Restructuring.

12.Other income (expense)

Interest Expense
The components of interest expense for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Deferred royalty obligation interest expense	$9,125	$8,723	$17,852	$17,168
Effective interest expense on senior secured term loan facility	4,383	4,274	8,005	8,059
Interest expense	$13,508	$12,997	$25,857	$25,227

Other, net

The components of Other, net for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
HCR warrant obligation, change in fair value income	$14,367	$—	$16,594	$—
Cumulative catch-up adjustment, deferred royalty obligation	6,329	184	6,401	196
Exchange differences gain (loss)	(120)	(847)	213	(937)
R&D tax credit	(38)	481	(38)	762
Other, net	$20,538	$(182)	$23,170	$21

13.Share-based compensation

The Company has adopted various share-based compensation incentive plans. Under these plans the Company may at its discretion grant to the plan participants, such as directors, certain employees, and service providers awards in the form of restricted shares and restricted share units (“RSUs”), share options, share appreciation rights, performance awards and other share-based awards. The 2019 Equity Incentive Plan was adopted in November 2019 while the Conditional Share Capital Plan and the Inducement Plan were adopted in December 2023. The amounts of costs recognized for all awards for services received during the three and six months ended June 30, 2026 were $4,848 and $8,121, with $81 and $145 capitalized to inventory, respectively. For the comparable prior-year periods, costs were $2,062 and $4,483, respectively, with no amounts capitalized to inventory.
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 30,291,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). On June 1, 2026, the Company issued 315,000 RSUs under the 2019 Equity Incentive Plan for the 2026 annual non-employee director equity award, which was approved by the Board of Directors. On June 30, 2026 the Company issued 629,205 RSUs under the 2019 Equity Incentive Plan for the one-time retention equity award, which was approved by the Compensation Committee and by the Board of Directors for the senior management team. No share options were issued in connection with either award. As of June 30, 2026, the Company has 8,653,610 common shares available for the future issuance of share-based equity awards.

As of June 30, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $172,578 and $165,768, respectively. The amounts of costs recognized for all awards for services received during the three and six months ended June 30, 2026 were $4,307 and $7,027, respectively, and $1,270 and $2,880 during the three and six months ended June 30, 2025, respectively.
Conditional Share Capital Plan
In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On February 13, 2026 the Company issued 6,232,465 RSUs under the Conditional Share Capital Plan for the 2026 annual equity award, which was approved by the Compensation Committee and by the Board of Directors for the senior management team. On June 30, 2026 the Company issued 1,926,525 RSUs under the Conditional Share Capital Plan for the one-time retention equity award which was approved by the Compensation Committee and by the Board of Directors for the senior management team. No share options were issued in connection with either award. As of June 30, 2026, the Company has 534,402 common shares available for the future issuance of share-based equity awards.
As of June 30, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $4,699 and $4,267. The amounts of costs for all awards recognized for services received during the three and six months ended June 30, 2026 were $201 and $432, respectively, and $682 and $1,230 during the three and six months ended June 30, 2025, respectively.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 2,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of June 30, 2026, the Company has 694,458 common shares available for the future issuance of share-based equity awards under this plan.
As of June 30, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Inducement Plan was $1,913 and $1,332. The amounts of costs for all awards recognized for services received during the three and six months ended June 30, 2026 were $301 and $581, respectively, and $110 and $373 during the three and six months ended June 30, 2025, respectively.
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
The costs recognized for services received during the three and six months ended June 30, 2026 were $592 and $1,085, respectively, and $454 and $1,583 during the three and six months ended June 30, 2025, respectively.

A summary of our stock option award activity for the six months ended June 30, 2026 is as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2025	$8.40	10,414,305	6.77	$5,025
Granted	3.96	515,400
Forfeited	3.17	(294,954)
Expired	16.69	(455,971)
Exercised	2.01	(187,379)
Outstanding as of June 30, 2026	$8.07	9,991,401	6.41	$109
Exercisable as of June 30, 2026	$9.56	7,628,328	5.80	$70

Awards outstanding as of June 30, 2026 have expiration dates through 2036. The weighted average grant date fair value of the awards granted during the six months ended June 30, 2026 was $3.20. As of June 30, 2026, the unrecognized compensation cost related to 2,363,073 unvested share options expected to vest was $5.0 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.73 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	100%	100%	100%	100%
Expected life, (years)	6.08	6.08	6.08	6.08
Risk-free interest rate	4.07-4.12%	3.97-4.14%	3.73-4.12%	3.97-4.43%
Expected dividend yield	—	—	—	—
RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of one to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under U.S. GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets. The costs recognized for services received during the three and six months ended June 30, 2026 were $4,217 and $6,955, respectively, and $1,608 and $2,900 during the three and six months ended June 30, 2025, respectively. An amount of $217 and $985 was withheld for tax withholding obligations during the three and six months ended June 30, 2026, respectively, and nil for the three and six months ended June 30, 2025.

The following table summarizes the RSU awards outstanding as of June 30, 2026:

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2025	4,624,427	$1.74
Granted	9,103,195	3.15
Vested (1)	(1,764,821)	1.94
Forfeited	(571,614)	2.61
June 30, 2026	11,391,187	$2.79
(1) Includes 262,789 shares withheld to cover tax withholding obligations in connection with the vesting of RSUs previously granted.
The total fair value of RSU awards vested (as measured on the date of vesting) during the six months ended June 30, 2026 was $6,778.
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

The costs recognized related to the ESPP during the three and six months ended June 30, 2026 were $39 and $81 respectively, and nil during the three and six months ended June 30, 2025.
14.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net loss	$(16,565)	$(56,646)	$(49,533)	$(95,248)
Weighted average number of shares outstanding	155,016,023	113,743,358	154,581,598	110,490,935
Basic and diluted loss per share	$(0.11)	$(0.50)	$(0.32)	$(0.86)
For the three and six months ended June 30, 2026 and 2025, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding, and also considers in the calculation the Company’s outstanding Pre-funded warrants, which were 27,743,685 and 23,897,532 as of June 30, 2026 and 2025, respectively. The calculation excludes shares to be issued under the Share-based Compensation Plans, the Company’s warrants issued in connection with the senior secured term loan facility and the Company’s HCR warrants and shares to be issued under the 2022 ESPP as the effect of including those shares would be anti-dilutive. See Note 6, “Senior secured term loan facility and warrants,” Note 7, “Deferred royalty obligation and warrants” and Note 13, “Share-based compensation,” for further information.
Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	As of June 30,
	2026	2025
2019 Equity Incentive Plan - Share Options	8,720,930	9,869,002
Inducement Plan - Share Options	1,270,471	776,100
2019 Equity Incentive Plan - RSUs	8,297,993	3,131,764
Conditional Share Capital Plan - RSUs	3,093,194	4,270,904
Outstanding warrants	10,362,071	527,295
2022 ESPP	224,834	—
	31,969,493	18,575,065
15.Segment reporting
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
The following table is the summary of the segment profit or loss information, including the significant expense categories for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues, net	$19,248	$18,839	$40,099	$41,872
Significant operating expenses:
Cost of product sales(1)	(2,104)	(836)	(5,571)	(2,897)
Research and development(1)	(15,958)	(29,605)	(34,953)	(57,540)
Selling and marketing(1)	(11,585)	(9,760)	(23,575)	(20,077)
General and administrative(1)	(7,574)	(7,632)	(16,009)	(16,395)
Restructuring and impairment expenses	(2,674)	(13,091)	(2,674)	(13,091)
Share-based compensation	(4,767)	(2,062)	(7,976)	(4,483)
Total operating expenses	(44,662)	(62,986)	(90,758)	(114,483)
Loss from operations	(25,414)	(44,147)	(50,659)	(72,611)
Other segment items(2)	8,849	(12,499)	1,126	(22,637)
Net loss	$(16,565)	$(56,646)	$(49,533)	$(95,248)

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

Recent Developments
On June 24, 2026, we announced a strategic reorganization to focus resources behind key value-driving initiatives in support of ZYNLONTA. As part of the reorganization, we are reducing our global workforce by approximately 17%, which is expected to be substantially completed by September 30, 2026 (“2026 Restructuring”). The reduction is driven by the expected completion of the LOTIS-5 and LOTIS-7 trials this year, as well as operational efficiencies. To ensure continuity during this transition, on June 30, 2026, our Board of Directors, with the advice of its independent compensation consultant, approved a one-time retention award to certain of our employees, including our named executive officers.

LOTIS-5 Clinical Trial Update
In June 2026 we announced topline data from our Phase 3 LOTIS-5 confirmatory trial evaluating ZYNLONTA in combination with rituximab in patients with relapsed or refractory diffuse large B-cell lymphoma (“r/r DLBCL”). ZYNLONTA plus rituximab achieved statistical significance on the trial’s primary endpoint of progression-free survival (“PFS”) and demonstrated no detrimental effect on the key secondary efficacy endpoint of overall survival (“OS”). In addition, a higher complete response (“CR”) rate and duration of CRs (“DoCR”) were observed with ZYNLONTA plus rituximab. Overall, treatment emergent adverse event (“TEAE”) rates were similar between arms. Similar rates of overall Grade ≥3 TEAEs greater than 5% were observed across both arms, with hematologic TEAEs higher in the control arm and infection, hepatotoxicity (primarily increased Gamma-glutamyltransferase increased (GGT), and edema/effusion higher in the test arm. Serious adverse events (“SAEs”), TEAEs leading to study drug withdrawal, and Grade 5 events were higher in the test arm, with the majority of Grade 5 TEAEs in the test arm occurring in patients aged 75 years or older. We submitted full data to the 68th American Society of Hematology (“ASH”) Annual Meeting and Exposition.

The LOTIS-5 trial is a randomized, open‐label, two‐arm, multicenter study evaluating ZYNLONTA plus rituximab versus the standard immunochemotherapy rituximab gemcitabine‐oxaliplatin (R‐GemOx), for the treatment of r/r DLBCL after one or more lines of systemic therapy. The study met the primary endpoint of PFS (per independent review committee) with statistical significance (HR = 0.73; p-value = 0.008 two sided), with a median PFS of 6.1 months for ZYNLONTA plus rituximab vs 4.7 months for R-GemOx. Overall survival showed no detrimental effect with ZYNLONTA plus rituximab compared to the control arm (HR = 0.96, impacted by the earlier use and a higher rate of new anti-lymphoma treatment switching in the control arm). Overall response rate (“ORR”) was 58.1% vs. 45.2%, CR rate was 39.5% vs. 26.7%, median duration of response (DOR) was 9.2 months vs. 7.7 months, and median DoCR was 16.8 months vs. 12.3 months for ZYNLONTA plus rituximab compared to R-GemOx, respectively. Of patients achieving CR, 48.5% vs. 16.7% remained in CR at 24 months in favor of ZYNLONTA plus rituximab. Of note, results in North America were consistent with the overall study results.

Overall, TEAE rates were similar between arms (98.5% vs. 97.5%). Higher rates of SAEs were seen in the test arm (49.0% vs. 34.5%). Grade ≥3 TEAEs observed in > 5% of patients were hematologic (40.7% vs. 59.4%), followed by infection/

infestations (24.5% vs. 15.7%), then hepatotoxicity (primarily increased GGT) (17.2% vs. 8.1%) and oedema/effusion (7.4% vs. 0.5%) when comparing ZYNLONTA plus rituximab to R-GemOx. A higher rate of Grade 5 TEAEs was observed in the ZYNLONTA plus rituximab arm (27 pts/13.2%) vs. R-GemOx (9 pts/4.6%). Of note, the majority of Grade 5 TEAEs in the test arm occurred in patients aged 75 years or older. Higher rates of TEAEs leading to any drug withdrawal occurred in the ZYNLONTA plus rituximab arm (25.5% vs. 9.1%). In this study, the TEAE reporting window was defined as 105 days after the last dose of study treatment or the start of new anticancer therapy, whichever is earlier. The rates of TEAEs in this study were impacted by the longer overall TEAE observation time in the test vs. control arm (median 3.9 vs. 2.5 months). This difference is primarily driven by shorter treatment duration, a higher rate of and earlier switching to subsequent therapies and a higher rate of early withdrawal in the control arm.

We recently held a pre-sBLA meeting with the FDA. During this meeting, the FDA noted substantial concerns regarding the benefit-risk or verification of clinical benefit observed in this trial based on the imbalance in Grade 5 events, when assessed in the context of a marginal treatment benefit. Following this meeting, we are assessing the best regulatory path forward and plans to provide an update on regulatory strategy and timing in the future. ZYNLONTA remains under accelerated approval as a monotherapy in 3L+ DLBCL and we plan to continue to commercialize in this setting.

LOTIS-7 Clinical Trial Update
In June 2026 we announced the completion of enrollment in the LOTIS-7 Phase 1b open-label clinical trial evaluating the safety and efficacy of ZYNLONTA in combination with the bispecific antibody glofitamab (COLUMVI®) in 100 patients with r/r DLBCL. Of note, consistent with other glofitamab trials, the protocol for LOTIS-7 recommends prophylaxis (including vaccinations) for viral, fungal, and bacterial infections (including PJP and herpesvirus), which was not a part of the LOTIS-5 protocol.

Enrollment occurred in 30 total sites with 70% of patients in the U.S. and 30% in the EU. The study enrolled patients with baseline characteristics similar to other bispecific combination studies in this space and included 46% relapsed and 54% primary refractory patients with a median age of 66 years.

Primary endpoints of the study include safety and tolerability. Secondary endpoints include ORR, duration of response, CRR, relapse free survival, PFS, and OS, as well as pharmacokinetics and immunogenicity. As part of the study protocol, anti-infective prophylaxis, intravenous immunoglobulin (in patients experiencing B-cell loss with an increased risk of infection) and vaccination are strongly recommended.

Previously reported data from this study demonstrated an 89.8% ORR and 77.6% CR and a manageable safety profile across the 49 efficacy-evaluable patients with a minimum of 6 months of follow-up. We submitted LOTIS-7 data to ASH. We are preparing to submit the complete trial results for publication, which will then be submitted to compendia. We are also evaluating a regulatory pathway for this combination and plan to submit for Breakthrough Therapy designation (“BTD”) this year.

Phase 2 Investigator Initiated Trials (IITs) Update

The University of Miami Sylvester Comprehensive Cancer Center-led multi-center trials of ZYNLONTA in combination with rituximab to treat r/r follicular lymphoma (“FL”) and ZYNLONTA as a monotherapy to treat marginal zone lymphoma (“MZL”) are ongoing. Updated MZL data were submitted to ASH and we anticipate presentation of this data before the end of the year with publication and compendia submission to follow. We also anticipate presentation of updated FL data in Q2 2027. We intend to assess potential regulatory pathways and plan to submit for BTD for MZL.

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands, except percentages and per share)	2026	2025	Change	% Change
Revenue
Product revenues, net	$18,634	$18,085	$549	3.0%
License revenues and royalties	614	754	(140)	(18.6)%
Total revenue, net	19,248	18,839	409	2.2%

Operating expense
Cost of product sales	(2,349)	(836)	(1,513)	181.0%
Research and development	(17,366)	(30,090)	12,724	(42.3)%
Selling and marketing	(12,572)	(10,147)	(2,425)	23.9%
General and administrative	(9,701)	(8,822)	(879)	10.0%
Restructuring, impairment and other related costs	(2,674)	(13,091)	10,417	(79.6)%
Total operating expense	(44,662)	(62,986)	18,324	(29.1)%
Loss from operations	(25,414)	(44,147)	18,733	(42.4)%

Other income (expense)
Interest income	1,819	1,934	(115)	(5.9)%
Interest expense	(13,508)	(12,997)	(511)	3.9%
Other, net	20,538	(182)	20,720	(11384.6)%
Total other expense, net	8,849	(11,245)	20,094	(178.7)%

Loss before income taxes	(16,565)	(55,392)	38,827	(70.1)%
Income tax expense	—	(1,254)	1,254	(100.0)%
Net loss	$(16,565)	$(56,646)	$40,081	(70.8)%

Net loss per share, basic and diluted	$(0.11)	$(0.50)	$0.39	(78.0)%

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
Product revenues, net, were $18.6 million for the three months ended June 30, 2026 as compared to $18.1 million for the three months ended June 30, 2025, an increase of $0.5 million, or 3.0%. The increase is primarily attributable to a higher price. Sales volume was consistent on a period over period basis.

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
License revenues and royalties were $0.6 million for the three months ended June 30, 2026 as compared to $0.8 million for the three months ended June 30, 2025. The decrease was attributable to decreased royalty revenue from our exclusive license agreement with SOBI to develop and commercialize ZYNLONTA in all territories other than the United States, greater China, Singapore and Japan.
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

Cost of product sales were $2.3 million for the three months ended June 30, 2026 as compared to cost of product sales of $0.8 million for the three months ended June 30, 2025, an increase of $1.5 million, or 181.0%. The increase in cost of product sales was primarily attributable to a $1.1 million increase in certain personnel costs, reflecting a change in focus of these personnel from research and development clinical supply activities to commercial manufacturing activities. Cost of product sales was also higher due to higher stability and storage charges for the three months ended June 30, 2026.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
External costs and overhead	$7,609	$17,793	$(10,184)
Employee expenses(1)	8,349	11,812	(3,463)
Share-based compensation expense	1,408	485	923
Research and development expenses	$17,366	$30,090	$(12,724)
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

Our R&D expenses were $17.4 million for the three months ended June 30, 2026 as compared to $30.1 million for the three months ended June 30, 2025, a decrease of $12.7 million, or 42.3%.

The decrease in external costs and overhead of $10.2 million was driven primarily by discontinued programs and our preclinical product candidates and research pipeline as a result of the 2025 Restructuring, completion of IND-enabling activities for our PSMA-targeting ADC, as well as a decrease in ZYNLONTA spend due to the timing and enrollment of our ZYNLONTA clinical trials and related costs incurred in connection with the LOTIS-5 and LOTIS-7 trials.

The changes in employee and share-based compensation expenses were primarily driven by lower wages and benefits of $2.8 million resulting from the 2025 Restructuring, partially offset by higher temporary project help of $0.6 million. Additionally, we had a $1.7 million shift in personnel costs (including $0.4 million in share-based compensation expense) to cost of product sales ($1.1 million), inventory capitalization ($0.5 million) and selling and marketing expense ($0.1 million), reflecting a change in focus of these personnel from research and development activities to commercial manufacturing and fulfillment activities. These decreases were partially offset by higher share-based compensation expense due to the timing of forfeitures of awards in connection with employee terminations and higher grant date fair values of RSU awards issued during the year, driven by both an increased number of awards and stock price appreciation at the time of grant.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
External costs and overhead	$5,701	$4,005	$1,696
Employee expenses(1)	5,884	5,755	129
Share-based compensation expense	987	387	600
Selling and marketing expenses	$12,572	$10,147	$2,425
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

Selling and marketing expenses were $12.6 million for the three months ended June 30, 2026 as compared to $10.1 million for the three months ended June 30, 2025, an increase of $2.4 million, or 23.9%. The increase in external costs and overhead of $1.7 million was primarily attributable to higher spend on marketing and advertising expenses. The increase in employee and share-based compensation expenses were due to a $0.1 million increase in certain personnel costs, reflecting an increase in commercial fulfillment activities. The increase in share-based compensation expense was also driven by higher grant date fair values of RSU awards issued during the year, driven by both an increased number of awards and stock price appreciation at the time of grant.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
External costs and overhead	$3,987	$3,119	$868
Employee expenses(1)	3,587	4,515	(928)
Share-based compensation expense	2,127	1,188	939
General and administrative expenses	$9,701	$8,822	$879
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

General and administrative expenses were $9.7 million for the three months ended June 30, 2026 as compared to $8.8 million for the three months ended June 30, 2025, an increase of $0.9 million, or 10.0%. The increase in external costs and overhead of $0.9 million was primarily related to higher legal expenses of $0.5 million and higher IT expenses of $0.3 million. The decrease in employee expenses of $0.9 million was primarily due to lower wages and benefits. The increase in share-based compensation expense of $0.9 million was primarily due to higher grant date fair values of RSU awards issued during the year, driven by both an increased number of awards and stock price appreciation at the time of grant.

Restructuring, Impairment and Other Related Costs
In connection with the 2026 Restructuring, we incurred Restructuring, impairment, and other related costs of $2.7 million for the three months ended June 30, 2026, which consisted of severance and related benefit costs. We expect to pay the majority of the 2026 restructuring costs by the third quarter of 2026. In connection with the 2025 Restructuring, we incurred Restructuring, impairment, and other related costs of $13.1 million for the three months ended June 30, 2025, which consisted of $6.7 million in severance and related benefit costs and $6.4 million in impairment of long-lived assets and prepaid expenses. The 2025 Restructuring was complete as of June 30, 2026.

Other Income (Expense)
Interest Income
Interest income was $1.8 million for the three months ended June 30, 2026 as compared to $1.9 million for the three months ended June 30, 2025, a decrease of $0.1 million, or 5.9%. The decrease was primarily due to lower yields received on our cash deposits and lower average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $13.5 million for the three months ended June 30, 2026 as compared to $13.0 million for the three months ended June 30, 2025, an increase of $0.5 million, or 3.9%. The increase was primarily related to higher accretion of our deferred royalty obligation with HCR as a result of higher total revenue, net, as well as a higher effective interest rate as a result of the HCR Amendment.
Other, net
Other, net consists primarily of the change in the fair value of the HCR warrant obligation, cumulative catch-up adjustments related to our deferred royalty obligation and the R&D tax credit from our UK operations. Other, net as of June 30, 2026 and 2025 included the following:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
HCR warrant obligation, change in fair value income	$14,367	$—	$14,367
Cumulative catch-up adjustment income, deferred royalty obligation	6,329	184	6,145
Exchange differences gain (loss)	(120)	(847)	727
R&D tax credit gain (loss)	(38)	481	(519)
Total	$20,538	$(182)	$20,720
HCR Warrants
On February 18, 2026, we entered into an amendment (the “HCR Amendment”) to the Purchase and Sale Agreement, dated August 25, 2021 (the “Original HCR Agreement” and, as amended by the HCR Amendment, the “Amended HCR Agreement”). In connection with the HCR Amendment, the Company issued to HCR warrants to purchase 9,834,776 common shares. The HCR warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on February 18, 2026 and is remeasured to fair value at the end of each reporting period. The fair value of the warrant obligation as of June 30, 2026 was $4.2 million. The income of $14.4 million for the three months ended June 30, 2026 was primarily due to the decrease in fair value of the underlying shares during the respective period.

Cumulative catch-up adjustment income, deferred royalty obligation
We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income was $6.3 million for the three months ended June 30, 2026 as compared to $0.2 million for the three months ended June 30, 2025, a change of $6.1 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2026, as a result of changes in assumptions in the Company’s updated strategic and development plans.

Income Tax Expense
We are subject to corporate income taxation in Switzerland and in other jurisdictions in which we operate, including the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. Under Swiss law, we are permitted to carry forward net operating losses for up to seven years, which may be used to offset future taxable income. Under U.S. tax law, research and development tax credits may generally be carried forward for up to 20 years and used to offset future tax liabilities, subject to statutory requirements. We recorded an income tax expense of nil for the three months ended June 30, 2026 as compared to $1.3 million for the three months ended June 30, 2025, primarily driven by a tax adjustment in our UK operations recorded in the comparable prior period as a result of the 2025 Restructuring.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands, except percentages and per share)	2026	2025	Change	% Change
Revenue
Product revenues, net	$38,667	$35,489	$3,178	9.0%
License revenues and royalties	1,432	6,383	(4,951)	(77.6)%
Total revenue, net	40,099	41,872	(1,773)	(4.2)%

Operating expense
Cost of product sales	(5,964)	(2,897)	(3,067)	105.9%
Research and development	(37,243)	(59,018)	21,775	(36.9)%
Selling and marketing	(25,280)	(20,700)	(4,580)	22.1%
General and administrative	(19,597)	(18,777)	(820)	4.4%
Restructuring, impairment and other related costs	(2,674)	(13,091)	10,417	(79.6)%
Total operating expense	(90,758)	(114,483)	23,725	(20.7)%
Loss from operations	(50,659)	(72,611)	21,952	(30.2)%

Other income (expense)
Interest income	3,813	3,988	(175)	(4.4)%
Interest expense	(25,857)	(25,227)	(630)	2.5%
Other, net	23,170	21	23,149	110233.3%
Total other expense, net	1,126	(21,218)	22,344	(105.3)%

Loss before income taxes	(49,533)	(93,829)	44,296	(47.2)%
Income tax expense	—	(1,419)	1,419	(100.0)%
Net loss	(49,533)	(95,248)	45,715	(48.0)%

Net loss per share, basic and diluted	$(0.32)	$(0.86)	$0.54	(62.8)%

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

Product revenues, net, were $38.7 million for the six months ended June 30, 2026 as compared to $35.5 million for the six months ended June 30, 2025, an increase of $3.2 million, or 9.0%. The increase is primarily attributable to higher sales volume and a higher price.

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
License revenues and royalties were $1.4 million for the six months ended June 30, 2026 as compared to $6.4 million for the six months ended June 30, 2025. The decrease was driven by a one-time $5.0 million milestone recognized during the prior year. We received the $5.0 million milestone in connection with the conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy under our exclusive license agreement with Sobi.
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

Cost of product sales were $6.0 million for the six months ended June 30, 2026 as compared to cost of product sales of $2.9 million for the six months ended June 30, 2025, an increase of $3.1 million, or 105.9%. The increase in cost of product sales was primarily attributable to a $2.5 million increase in certain personnel costs, reflecting a change in focus of these personnel from research and development clinical supply activities to commercial manufacturing activities. Cost of product sales was also higher due to higher stability, shipping and storage charges for the six months ended June 30, 2026.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
External costs and overhead	$16,747	$33,050	$(16,303)
Employee expenses(1)	18,206	24,490	(6,284)
Share-based compensation expense	2,290	1,478	812
Research and development expenses	$37,243	$59,018	$(21,775)
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

Our R&D expenses were $37.2 million for the six months ended June 30, 2026 as compared to $59.0 million for the six months ended June 30, 2025, a decrease of $21.8 million, or 36.9%.

The decrease in external costs and overhead of $16.3 million was driven primarily by discontinued programs and our preclinical product candidates and research pipeline as a result of the 2025 Restructuring and completion of IND-enabling activities for our PSMA-targeting ADC.

The changes in employee and share-based compensation expenses were primarily driven by lower wages and benefits of $5.2 million resulting from the 2025 Restructuring, partially offset by higher temporary project help of $1.9 million. Additionally, we had a $3.8 million shift in personnel costs (including $0.7 million in share-based compensation expense) to cost of product sales ($2.3 million), inventory capitalization ($1.1 million) and selling and marketing expense ($0.4 million), reflecting a change in focus of these personnel from research and development activities to commercial manufacturing and fulfillment activities. These decreases were partially offset by higher share-based compensation expense due to the timing of forfeitures of awards in connection with employee terminations and higher grant date fair values of RSU awards issued during the year, driven by both an increased number of awards and stock price appreciation at the time of grant.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
External costs and overhead	$11,006	$8,632	$2,374
Employee expenses(1)	12,569	11,445	1,124
Share-based compensation expense	1,705	623	1,082
Selling and marketing expenses	$25,280	$20,700	$4,580
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

Selling and marketing expenses were $25.3 million for the six months ended June 30, 2026 as compared to $20.7 million for the six months ended June 30, 2025, an increase of $4.6 million, or 22.1%. The increase in external costs and overhead of $2.4 million was primarily attributable to higher spend on marketing and advertising expenses, training initiatives and related travel costs. The increase in employee and share-based compensation expenses were primarily due to an increase in wages and benefits of $0.8 million and a $0.4 million increase in certain personnel costs, reflecting an increase in commercial fulfillment activities. The increase in share-based compensation expense was also driven by higher grant date fair values of RSU awards issued during the year, driven by both an increased number of awards and stock price appreciation at the time of grant.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
External costs and overhead	$8,219	$6,831	$1,388
Employee expenses(1)	7,790	9,565	(1,775)
Share-based compensation expense	3,588	2,381	1,207
General and administrative expenses	$19,597	$18,777	$820
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
General and administrative expenses were $19.6 million for the six months ended June 30, 2026 as compared to $18.8 million for the six months ended June 30, 2025, an increase of $0.8 million, or 4.4%. The increase in external costs and overhead of $1.4 million was primarily related to higher IT expenses of $0.6 million, a one-time VAT recovery of $0.5 million recognized in the prior year and $0.3 million in higher legal expenses. The decrease in employee expenses of $1.8 million was primarily due to lower wages and benefits of $1.6 million and lower temporary project help of $0.2 million. The increase in share-based compensation expense of $1.2 million was primarily due to higher grant date fair values of RSU awards issued during the year, driven by both an increased number of awards and stock price appreciation at the time of grant.

Restructuring, Impairment and Other Related Costs
In connection with the 2026 Restructuring, we incurred Restructuring, impairment, and other related costs of $2.7 million for the six months ended June 30, 2026, which consisted of severance and related benefit costs. We expect to pay the majority of the 2026 restructuring costs by the third quarter of 2026. In connection with the 2025 Restructuring, we incurred Restructuring, impairment, and other related costs of $13.1 million for the six months ended June 30, 2025, which consisted of $6.7 million in severance and related benefit costs and $6.4 million in impairment of long-lived assets and prepaid expenses. The 2025 Restructuring was complete as of June 30, 2026.
Other Income (Expense)
Interest Income
Interest income was $3.8 million for the six months ended June 30, 2026 as compared to $4.0 million for the six months ended June 30, 2025, a decrease of $0.2 million or 4.4%. The decrease was primarily due to lower yields received on our cash deposits.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $25.9 million for the six months ended June 30, 2026 as compared to $25.2 million for the six months ended June 30, 2025, an increase of $0.6 million, or 2.5%. The increase was primarily related to higher accretion of our deferred royalty obligation with HCR as a result of higher total revenue, net, as well as a higher effective interest rate as a result of the HCR Amendment.
Other, net
Other, net consists primarily of the change in the fair value of the HCR warrant obligation, cumulative catch-up adjustments related to our deferred royalty obligation and the R&D tax credit from our UK operations. Other, net as of June 30, 2026 and 2025 included the following:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
HCR warrant obligation, change in fair value income	$16,594	$—	$16,594
Cumulative catch-up adjustment, deferred royalty obligation	6,401	196	6,205
Exchange differences gain (loss)	213	(937)	1,150
R&D tax credit gain (loss)	(38)	762	(800)
Total	$23,170	$21	$23,149
HCR Warrants
On February 18, 2026, we entered into an amendment (the “HCR Amendment”) to the Purchase and Sale Agreement, dated August 25, 2021 (the “Original HCR Agreement” and, as amended by the HCR Amendment, the “Amended HCR Agreement”). In connection with the HCR Amendment, the Company issued to HCR warrants to purchase 9,834,776 common shares. The HCR warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on February 18, 2026 and is remeasured to fair value at the end of each reporting period. The fair value of the warrant obligation as of June 30, 2026 was $4.2 million. The income of $16.6 million for the six months ended June 30, 2026 was primarily due to the decrease in fair value of the underlying shares during the respective period.

Cumulative catch-up adjustment income, deferred royalty obligation
We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income was $6.4 million for the six months ended June 30, 2026 as compared to $0.2 million for the six months ended June 30, 2025, a change of $6.2 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2026, as a result of changes in assumptions in the Company’s updated strategic and development plans.
Income Tax Expense
We are subject to corporate taxation in Switzerland and in other jurisdictions in which we operate, including the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. Under Swiss law, we are permitted to carry forward net operating losses for up to seven years, which may be used to offset future taxable income. Under U.S. tax law, research and development tax credits may generally be carried forward for up to 20 years and used to offset future tax liabilities, subject to statutory requirements. We recorded an income tax expense of nil for the six months ended June 30, 2026 as compared to $1.4 million for the six months ended June 30, 2025, primarily driven by a tax adjustment in our UK operations recorded in the comparable prior period as a result of the 2025 Restructuring.

Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $219.1 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of this report.
We plan to continue to fund our operating needs through our existing cash and cash equivalents, revenues from sales of ZYNLONTA, potential milestone and royalty payments under our licensing agreements and additional equity financings, debt financings and/or other forms of financing, as well as potential funds provided by collaborations. We are continuously exploring a broad range of value maximizing alternatives, including strategic collaborations, business combinations, licensing opportunities, financing and refinancing opportunities and other strategies. However, we may be unable to identify or execute on such opportunities on favorable terms, if at all.

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

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(41,517)	$(80,421)	$38,904
Investing activities	(32)	(264)	232
Financing activities	(682)	94,054	(94,736)
Net change in cash and cash equivalents	$(42,231)	$13,369	$(55,600)
Operating Activities
Net cash used in operating activities was $41.5 million for the six months ended June 30, 2026 as compared to $80.4 million for the six months ended June 30, 2025, a decrease of $38.9 million. The decrease was primarily due to the prior year payment of the 2023 discarded drug rebate of $7.2 million, a $10.6 million period over period increase in the collection of accounts receivable and overall reduction in net loss and operating costs in connection with the 2025 Restructuring Plan, partially offset by the $5 million SOBI milestone received in prior year in connection with ZYNLONTA’s conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy.
Investing Activities
Net cash used in investing activities was less than $0.1 million for the six months ended June 30, 2026 as compared to $0.3 million for the six months ended June 30, 2025, a decrease of $0.2 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $0.7 million for the six months ended June 30, 2026 and primarily related to taxes paid related to net settled equity awards. Net cash provided by financing activities was $94.1 million for the six months ended June 30, 2025 and primarily related to the net proceeds received from the completion of the Company’s 2025 Private Placement in June 2025.
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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended June 30, 2026, that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Below we are providing, in supplemental form, an addition to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

The FDA expressed substantial concerns that the results from the LOTIS-5 trial are not supportive of a favorable benefit-risk assessment or verification of clinical benefit.

Following the publication of topline results from the LOTIS-5, we discussed the results with the FDA. The FDA noted that the increased Grade 5 adverse events in the treatment arm, compared to the control arm, when assessed in the context of a marginal treatment benefit, processes, substantial concerns that the trial results are not supportive of a favorable benefit-risk assessment or verification of clinical benefit. In the event we decide not to submit an sBLA for LOTIS 5 (or a similar supplemental application in foreign jurisdictions) or in the event we submit an sBLA to the FDA for LOTIS-5 (or a similar supplemental application in foreign jurisdictions), the FDA and other regulatory authorities may determine that the data is insufficient for approval in earlier lines of therapy or for full approval in third-line or later setting. As a result, an additional confirmatory trial may be required, which will require significant time and resources and be subject to the same risks as other clinical trials and the timing and results of which are uncertain. While we are currently able to continue to commercialize ZYNLONTA in the third line or later setting under its existing accelerated approval in the United States (and our partners in other jurisdiction are able to commercialize under similar conditional approvals), continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. The LOTIS-5 trial results could lead regulatory authorities to seek withdrawal of current approvals for ZYNLONTA as a monotherapy in 3L+DLBCL. Further, the results of the LOTIS-5 trial and the perception of the benefit-risk profile of the drug could adversely affect sales of the product and affect enrollment and participation in and perception of our other clinical trials involving ZYNLONTA for other indications and likelihood of approval or compendia inclusion for other indications.

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

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	8-K	001-39071	3.1	June 2, 2026
10.1	Amendment to the 2019 Equity Incentive plan	DEF 14A	001-39071	Appendix A	April 20, 2026
10.2*	Incentive Award Agreement with Ameet Mallik
10.3*	Incentive Award Agreement with Jose Carmona
10.4*	Incentive Award Agreement with Mohamed Zaki
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA

/s/ Ameet Mallik
Date: August 13, 2026	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: August 13, 2026	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: August 13, 2026	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)