Form 10-Q
period 2026-09-30
ADC Therapeutics SA
filed 2026-11-09
CIK 1771910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of common shares outstanding was 140,661,880 as of November 2, 2026.

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
•the purchase and sale agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCR”) and its negative effect on the amount of cash that we are able to generate from sales of, and licensing agreements involving, ZYNLONTA and on our attractiveness as an acquisition target;
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
•our and our partners’ ability, and clinical trial data’s sufficiency, to obtain and maintain regulatory approval for our product and product candidates;
•our ability to identify and execute on potential regulatory and compendia pathways;
•the timing, content and outcome of meetings with and feedback or other communications provided by regulatory authorities;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$189,204	$261,338
Accounts receivable, net	28,417	29,117
Inventory	5,626	4,184
Prepaid expenses	12,144	5,612
Other current assets	3,187	6,084
Total current assets	238,578	306,335
Inventory, long-term	15,045	14,301
Operating lease right-of-use assets	1,003	1,297
Other long-term assets	1,237	1,217
Total assets	$255,863	$323,150
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$5,582	$9,175
Accrued expenses and other current liabilities	64,743	57,988
Senior secured term loans, current portion	7,800	3,000
Total current liabilities	78,125	70,163
Deferred royalty obligation, long-term	303,488	322,525
Senior secured term loans, long-term	108,304	112,452
Warrant obligations	5,381	—
Other long-term liabilities	9,738	3,844
Total liabilities	505,036	508,984
Commitments and contingencies (See Note 9)
Shareholders’ (deficit) equity
Common shares, at CHF 0.08 par value	11,261	11,080
Issued shares: 130,068,778 at September 30, 2026 and 128,310,010 at December 31, 2025; outstanding shares: 127,737,677 at September 30, 2026 and 125,748,762 at December 31, 2025
Additional paid-in capital	1,451,368	1,439,749
Treasury shares	(187)	(205)
At September 30, 2026: 2,331,101 and December 31, 2025: 2,561,248
Accumulated other comprehensive loss	(837)	(517)
Accumulated deficit	(1,710,778)	(1,635,941)
Total shareholders’ (deficit) equity	(249,173)	(185,834)
Total liabilities and shareholders’ (deficit) equity	$255,863	$323,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product revenues, net	$21,006	$15,750	$59,673	$51,239
License revenues and royalties	710	677	2,142	7,060
Total revenue, net	21,716	16,427	61,815	58,299
Operating expense
Cost of product sales	(1,980)	(1,202)	(7,944)	(4,099)
Research and development	(14,738)	(26,803)	(51,981)	(85,821)
Selling and marketing	(8,674)	(10,688)	(33,954)	(31,388)
General and administrative	(10,736)	(8,326)	(30,333)	(27,103)
Restructuring, impairment and other related costs	62	(377)	(2,612)	(13,468)
Total operating expense	(36,066)	(47,396)	(126,824)	(161,879)
Loss from operations	(14,350)	(30,969)	(65,009)	(103,580)
Other income (expense)
Interest income	1,618	2,470	5,431	6,458
Interest expense	(13,733)	(13,392)	(39,590)	(38,619)
Other, net	1,161	925	24,331	946
Total other income (expense), net	(10,954)	(9,997)	(9,828)	(31,215)
Loss before income taxes	(25,304)	(40,966)	(74,837)	(134,795)
Income tax expense	—	—	—	(1,419)
Net loss	$(25,304)	$(40,966)	$(74,837)	$(136,214)
Net loss per share
Net loss per share, basic and diluted	$(0.16)	$(0.30)	$(0.48)	$(1.14)
Weighted average shares outstanding, basic and diluted	155,410,275	136,446,534	154,860,859	119,237,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(25,304)	$(40,966)	$(74,837)	$(136,214)
Other comprehensive (loss) income:
Remeasurement of defined benefit pension liability	(41)	(47)	(128)	(136)
Foreign currency translation adjustment	18	(267)	(192)	855
Other comprehensive (loss) income	(23)	(314)	(320)	719
Total comprehensive loss	$(25,327)	$(41,280)	$(75,157)	$(135,495)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)
(in thousands, except share and per share amounts)
Three and Nine Months Ended September 30, 2026

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of June 30, 2026	129,999,421	$11,254	$1,447,034	(2,561,248)	$(205)	$(814)	$(1,685,474)	$(228,205)
Loss for the period	—	—	—	—	—	—	(25,304)	(25,304)
Other comprehensive loss	—	—	—	—	—	(23)	—	(23)
Exercise of stock options	11,515	1	6	5,313	—	—	—	7
Exercise of warrants	57,842	6	(6)	—	—	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	187	224,834	18	—	—	205
Share-based compensation expense	—	—	4,147	—	—	—	—	4,147
Balance as of September 30, 2026	130,068,778	$11,261	$1,451,368	(2,331,101)	$(187)	$(837)	$(1,710,778)	$(249,173)

(in thousands, except share amounts)	Number of shares	Common shares, par value	Additional paid-in capital	Number of shares (held or received)/delivered	Treasury shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2025	128,310,010	$11,080	$1,439,749	(2,561,248)	$(205)	$(517)	$(1,635,941)	$(185,834)
Loss for the period	—	—	—	—	—	—	(74,837)	(74,837)
Other comprehensive loss	—	—	—	—	—	(320)	—	(320)
Vesting of RSUs	1,502,032	155	(155)	—	—	—	—	—
Exercise of stock options	198,894	20	310	5,313	—	—	—	330
Exercise of warrants	57,842	6	(6)	—	—	—	—	—
Issuance of shares, 2022 Employee Stock Purchase Plan	—	—	187	224,834	18	—	—	205
Share-based compensation expense	—	—	11,283	—	—	—	—	11,283
Balance as of September 30, 2026	130,068,778	$11,261	$1,451,368	(2,331,101)	$(187)	$(837)	$(1,710,778)	$(249,173)

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (CONT.)
(Unaudited)
(in thousands, except share and per share amounts)
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

ADC Therapeutics SA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(74,837)	$(136,214)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation expense	11,083	6,232
Accretion expense of deferred royalty obligation	21,886	21,348
Cumulative catch-up adjustment, deferred royalty obligation	(8,907)	(517)
Impairment of long-lived assets and prepaid expenses and other related costs	—	7,240
Write-downs of inventory	1,932	1,873
Warrant obligations, decrease in fair value	(15,372)	—
Amortization of debt discount, senior secured term loan	2,152	1,574
Other	(300)	2,189
Changes in operating assets and liabilities:
Accounts receivable, net	699	(2,602)
Inventory	(3,917)	(1,528)
Prepaid expenses and other current assets	(3,548)	5,448
Other long-term assets	—	(46)
Accounts payable	(2,766)	(9,970)
Accrued expenses and other current liabilities	(3,171)	(9,394)
Operating lease liabilities	(469)	(1,994)
Other long-term liabilities	6,140	6,310
Net cash used in operating activities	(69,395)	(110,051)
Cash flows from investing activities
Payment for purchases of property and equipment	(32)	(264)
Net cash used in investing activities	(32)	(264)
Cash flows from financing activities
Principal payments of senior secured term loans	(1,500)	—
Proceeds from the sale of common shares, net of transaction costs	(837)	42,760
Proceeds from Pre-Funded Warrants, net of transaction costs	—	50,760
Proceeds from share issuance under stock purchase plan	205	271
Proceeds from the exercise of stock options	330	315
Taxes paid related to net settled equity awards	(985)	(250)
Net cash (used in)/ provided by financing activities	(2,787)	93,856
Net increase (decrease) in cash and cash equivalents	(72,214)	(16,459)
Exchange (losses)/gains on cash and cash equivalents	80	330
Cash and cash equivalents at beginning of period	261,338	250,867
Cash and cash equivalents at end of period	$189,204	$234,738
Supplemental cash flow information:
Interest paid	$10,330	$10,882
Interest received	5,431	6,458
Payments made under royalty financing transaction	5,222	4,816
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	200	—
Transaction costs recorded in accounts payable and other current liabilities and other long-term liabilities	—	384

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of our financial position and operating results. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any other interim period or for any future period.

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

Issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses Disclosure. The ASU requires disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s interim and annual financial statements. ASU 2024-03 is effective for fiscal years beginning in January 2027 and interim periods beginning January 2028, with early adoption permitted. Adoption may be applied prospectively or retrospectively. The Company does not anticipate that the adoption of this standard will have a material impact on our financial statements but may result in enhanced or expanded disclosures.

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
3.Fair value measurements
The carrying amount of cash and cash equivalents, accounts receivable, net and accounts payable is a reasonable approximation of fair value due to the short-term nature of these assets and liabilities. Financial liabilities that are not measured at fair value on a recurring basis include our senior secured term loan and deferred royalty financing obligation. The carrying value of our senior secured term loan approximates fair value as these borrowings are based on variable market rates. The carrying value of our deferred royalty obligation approximates fair value as the loan is recorded using the amortized cost method and considers our current estimates of future royalties expected to be paid over the estimated life of the royalty purchase agreement which are level 3 inputs, adjusted for accretion and royalty payments made by the Company during the nine months ended September 30, 2026.

On February 18, 2026 the Company issued warrants to HCR to purchase 9,834,776 common shares. The HCR warrants are measured at fair value on a recurring basis and are classified as Level 2. As of September 30, 2026 the value of the HCR warrants were $5.4 million. Fair values are estimated at the end of each reporting period with regard to the HCR warrants. The approach to the valuation follows the fair value principle, and the key input factors are described for the HCR warrants in Note 7, “Deferred royalty obligation and warrants.” A Black-Scholes model was used to calculate the fair values.
There were no transfers between the respective levels during the period.
4.Inventory
As of September 30, 2026 and December 31, 2025 inventory consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Work in progress	$20,383	$18,390
Finished goods	288	95
Total inventory, net	$20,671	$18,485
Less long-term portion (1)	15,045	14,301
Total inventory, current	$5,626	$4,184
(1) Inventory expected to be sold beyond the Company’s 12-month operating cycle is classified as non-current inventory and recorded in inventory, long-term.

Inventory write-downs of $288 and $1,932 were recognized for the three and nine months ended September 30, 2026 respectively, and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations. Inventory write-downs of $237 and $1,873 were recognized for the three and nine months ended September 30, 2025, respectively, and charged to cost of product sales in the Company’s unaudited condensed consolidated statements of operations.
5.Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued R&D costs	$22,329	$18,904
Accrued payroll and benefits	8,482	13,257
Accrued restructuring costs	—	2,159
Deferred royalty obligation, short-term	22,317	11,054
Gross-to-net sales adjustments, short-term	8,576	9,020
Other	3,039	3,594
	$64,743	$57,988

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
On August 15, 2022, the Company also issued to the lenders under the Loan Agreement warrants to purchase an aggregate of 527,295 common shares, which warrants have an exercise price of $8.30 per share (the “Lender Warrants”). Each warrant is exercisable, on a cash or a cashless basis, at the option of the holder at any time on or prior to August 15, 2032. The warrants are freestanding financial instruments that are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, these warrants are recognized in equity and accounted for as a component of additional paid-in capital at the time of issuance.
On August 15, 2022, the Company also entered into the Share Purchase Agreement with the lenders under the Loan Agreement to purchase 733,568 common shares of the Company.

For the three and nine months ended September 30, 2026, the Company recorded interest expense on the senior secured term loan in the amount of $4,477 and $12,482, respectively, and $4,396 and $12,455 for the three and nine months ended September 30, 2025, respectively, which was recorded in interest expense in the unaudited condensed consolidated statements of operations. The effective interest rate (“EIR”) was 16.00% and 16.01% at September 30, 2026 and 2025, respectively.

The following table provides a summary of the interest expense for the Company’s senior secured term loan for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$3,490	$3,663	$10,330	$10,881
Amortization of debt discount	987	733	2,152	1,574
Total	$4,477	$4,396	$12,482	$12,455
The amount at which the senior secured term loan is presented as a liability in the unaudited condensed consolidated balance sheets represents the net present value of all future cash outflows associated with the loan discounted at the EIR. The carrying value of the senior secured term loan is $116.1 million and $115.5 million as of September 30, 2026 and December 31, 2025, respectively. First principal payment of $1.5 million was paid on September 30, 2026, with $7.8 million and $3.0 million due within 12 months classified as a current liability within the "Senior secured term loans, current portion” line item on the unaudited consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Contractual payments due under our senior secured term loans, including exit fees are as follows (in thousands):

2026 (remainder)	1,590
2027	9,330
2028	12,480
2029	99,840
Total	$123,240

See Note 16, “Subsequent events” for further information.

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
On February 18, 2026, the Company entered into an amendment (the “First HCR Amendment”) to the Purchase and Sale Agreement, dated August 25, 2021 (the “Original HCR Agreement” and, as amended by the HCR Amendment, the “Amended HCR Agreement”). Under the Original Agreement, upon the occurrence of a change of control event, the Company is obligated to pay HCR $750 million (or $675 million if HCR receives royalty payments exceeding a mid-nine-digit amount on or prior to March 31, 2029), less the amount of royalties previously paid to HCR. Under the Amended HCR Agreement, upon the occurrence of a change of control event, the Company is obligated to pay HCR $150 million (if the change of control event occurs on or before December 31, 2027) or $200 million (if the change of control event occurs on or after January 1, 2028), which amount is not reduced by the amount of royalties previously paid to HCR. In addition, following such change of control event, the royalty obligations under the Amended HCR Agreement will continue until the Royalty Cap (as defined in the Original HCR Agreement), unless the Company (or its successor in interest) buys out the remaining royalty obligations by paying HCR $525 million (if the buyout occurs on or prior to December 31, 2029) or $750 million (if the buyout occurs on or after January 1, 2030), less the amount of royalties previously paid to HCR and the change of control payment described above.
In connection with the First HCR Amendment, the Company issued to HCR warrants (the “HCR Warrants”) to purchase 9,834,776 common shares. The HCR Warrants are exercisable at any time after their original issuance until December 31, 2030. The exercise price per common share purchasable upon the exercise of the HCR Warrants is $3.81 per share, subject to customary adjustments. The HCR Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the HCR Warrants) and (ii) cashless exercise is not available in certain circumstances as specified in the HCR Warrants. The HCR Warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis. The HCR Warrants and any common shares issuable upon exercise of the warrants are not transferable on or prior to December 31, 2027, except, with respect to common shares issued upon exercise of the warrants, in connection with the consummation of certain fundamental transactions.
Accounting for the First HCR Amendment
The Company assessed the First HCR amendment for a debt extinguishment or modification in accordance with ASC-470-50. The fair value of the warrants issued was determined to be $20.8 million at the time of issuance. The First HCR amendment was accounted for as a debt modification as the present value of future cashflows of the modified agreement compared to that of the original agreement resulted in a less than 10% change. As a result, the Company did not incur any gain or loss relating to the modification. The fair value of the warrants is presented as a direct reduction to the carrying value of the debt. The Company will continue to account for the value of the debt at amortized cost.
The Company determined the fair value of the warrants at issuance on February 18, 2026 by using the Black-Scholes model with the following key assumptions:

As of
February 18, 2026
Exercise price in $	3.81
Share price in $	4.13
Risk-free interest rate	3.7%
Expected volatility	98.1%
Expected term (years)	4.87
Dividend yield	—
Discount for lack of marketability	32.3%
Black-Scholes value in $	2.11

The table below provides a rollforward of the Company’s debt obligation relating to the royalty purchase agreement.

(in thousands)
Balance as of December 31, 2024	$326,659
Less: royalty payments	(6,214)
Plus: interest expense	35,346
Less: cumulative catch-up adjustment, Other, net	(22,212)
Balance as of December 31, 2025	333,579
Less: Fair value of HCR warrants at time of issuance	(20,753)
Less: royalty payments	(5,222)
Plus: interest expense	27,108
Less: cumulative catch-up adjustment, Other, net	(8,907)
Balance as of September 30, 2026	$325,805

Accounting for the HCR Warrants (First HCR Amendment)

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

During the three and nine months ended September 30, 2026, the Company recognized expense of $1.2 million and income of $15.4 million, respectively, as a result of changes in the fair value of the warrant obligation. This amount was recorded to Other, net in the unaudited condensed consolidated statement of operations. The fair value of the warrant obligation as of September 30, 2026 was $5.4 million. See Note 12, "Other income (expense)" for further information.

The Company calculated the fair value of the HCR warrant obligation as of September 30, 2026, using the Black-Scholes model. Key inputs for the valuation of the warrant obligation were as follows:

As of
September 30, 2026
Exercise price in $	3.81
Share price in $	1.22
Risk-free interest rate	5.1%
Expected volatility	117.5%
Expected term (years)	4.25
Dividend yield	—
Discount for lack of marketability	32.0%
Black-Scholes value in $	0.55

See Note 16, “Subsequent events” for further information.
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

The net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net periodic benefit cost:
Service cost	$137	$208	$421	$605
Interest cost	28	28	85	81
Expected return on plan assets	(36)	(72)	(110)	(209)
Amortization of prior service cost	(41)	(47)	(128)	(136)
Amortization of actuarial losses	—	5	—	15
Net periodic benefit cost	$88	$122	$268	$356

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
10.Revenue
The table below provides a disaggregation of revenues by type and customer location for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Types of goods and services
Product revenues, net	$21,006	$15,750	$59,673	$51,239
License revenues	—	—	—	5,000
Royalties	710	677	2,142	2,060
Total revenue	$21,716	$16,427	$61,815	$58,299

Customer Location
U.S.	$21,006	$15,750	$59,673	$51,239
EMEA(1)	710	677	2,142	7,060
Total revenue	$21,716	$16,427	$61,815	$58,299
(1) Europe, the Middle East and Africa

Product revenues, net
The table below provides a rollforward of the Company’s accruals related to the gross-to-net (“GTN”) sales adjustments for the three and nine months ended September 30, 2026:

(in thousands)	Discarded Drug Rebate	Other Adjustments	Total
Balance as of June 30, 2026	$12,233	$2,094	$14,327
GTN accruals for current period	2,426	5,827	8,253
Prior period adjustments	244	(89)	155
Credits, payments and reclassifications	—	(5,234)	(5,234)
Balance as of September 30, 2026	$14,903	$2,598	$17,501

Balance as of December 31, 2025	$7,964	$2,714	$10,678
GTN accruals for current period	6,695	15,312	22,007
Prior period adjustments	244	(768)	(524)
Credits, payments and reclassifications	—	(14,660)	(14,660)
Balance as of September 30, 2026	$14,903	$2,598	$17,501
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
The table below provides the classification of the accruals related to the GTN sales adjustment included in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable, net	$1,911	$1,658
Other current and non-current liabilities	15,590	9,020
	$17,501	$10,678

Customers from which we derive more than 10% of our total product revenues for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AmerisourceBergen Corporation(1)	41%	36%	40%	39%
McKesson	35%	45%	36%	40%
Cardinal Health	24%	19%	24%	21%
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
On June 24, 2026, the Company announced a strategic reorganization to focus resources behind key value-driving initiatives in support of ZYNLONTA and has reduced the then-current global workforce by 17% (“2026 Restructuring”). The reduction was driven by the expected completion of the LOTIS-5 and LOTIS-7 trials this year, as well as operational efficiencies. The 2026 Restructuring was complete as of September 30, 2026.
In connection with the 2025 and 2026 Restructurings, the Company reported the following costs in restructuring, impairment and other related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Severance and benefit expense (reversal)	$(62)	$(450)	$2,612	$6,228
Impairment of long-lived assets and prepaid expenses	—	827	—	7,240
Total restructuring, impairment and other related costs	$(62)	$377	$2,612	$13,468

2026 Restructuring

Employees affected by the workforce reduction under the 2026 Restructuring are entitled to receive severance payments, continuing healthcare benefits and other employee-related costs. Costs associated with one-time termination benefits were recorded pursuant to ASC 420, while costs associated with ongoing benefit arrangements were recorded pursuant to ASC 712. As a result, the Company recorded $2.6 million to Restructuring, impairment and other related costs in the Company’s unaudited condensed consolidated statements of operations during the nine months ended September 30, 2026. The 2026 Restructuring was complete as of September 30, 2026.

See Note 17 on the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 for additional information on the 2025 Restructuring.

12.Other income (expense)

Interest Expense
The components of interest expense for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Deferred royalty obligation interest expense	$9,256	$8,996	$27,108	$26,164
Effective interest expense on senior secured term loan facility	4,477	4,396	12,482	12,455
Interest expense	$13,733	$13,392	$39,590	$38,619

Other, net

The components of Other, net for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
HCR warrant obligation, change in fair value income (expense)	$(1,222)	$—	$15,372	$—
Cumulative catch-up adjustment, deferred royalty obligation	2,506	321	8,907	517
Exchange differences gain (loss)	(123)	338	90	(599)
R&D tax credit	—	266	(38)	1,028
Other, net	$1,161	$925	$24,331	$946

13.Share-based compensation

The Company has adopted various share-based compensation incentive plans. Under these plans the Company may at its discretion grant to the plan participants, such as directors, certain employees, and service providers awards in the form of restricted shares and restricted share units (“RSUs”), share options, share appreciation rights, performance awards and other share-based awards. The 2019 Equity Incentive Plan was adopted in November 2019 while the Conditional Share Capital Plan and the Inducement Plan were adopted in December 2023. The amounts of costs recognized for all awards for services received during the three and nine months ended September 30, 2026 were $4,145 and $12,266, with $55 and $200 capitalized to inventory, respectively. For the comparable prior-year periods, costs were $1,999 and $6,482, respectively, with no amounts capitalized to inventory.
2019 Equity Incentive Plan
In November 2019, the Company adopted the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 30,291,355 common shares for future issuance under the 2019 Equity Incentive Plan (including share-based equity awards granted to date less awards forfeited). On June 1, 2026, the Company issued 315,000 RSUs under the 2019 Equity Incentive Plan for the 2026 annual non-employee director equity award, which was approved by the Board of Directors. On June 30, 2026 the Company issued 629,205 RSUs under the 2019 Equity Incentive Plan for the one-time retention equity award, which was approved by the Compensation Committee and by the Board of Directors for the senior management team. No share options were issued in connection with either award. As of September 30, 2026, the Company has 9,663,922 common shares available for the future issuance of share-based equity awards.

As of September 30, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets in respect of the 2019 Equity Incentive Plan was $175,810 and $165,768, respectively. The amounts of costs recognized for all awards for services received during the three and nine months ended September 30, 2026 were $3,231 and $10,258, respectively, and $1,116 and $3,996 during the three and nine months ended September 30, 2025, respectively.
Conditional Share Capital Plan
In December 2023, the Company adopted the Conditional Share Capital Plan. Under the Conditional Share Capital Plan, the Company may at its discretion grant to plan participants, such as directors, certain employees and service providers, awards in the form of restricted shares and RSUs, share options, share appreciation rights, performance awards and other share-based awards. The Company has reserved 8,000,000 common shares for future issuance under this plan. On February 13, 2026 the Company issued 6,232,465 RSUs under the Conditional Share Capital Plan for the 2026 annual equity award, which was approved by the Compensation Committee and by the Board of Directors for the senior management team. On June 30, 2026 the Company issued 1,926,525 RSUs under the Conditional Share Capital Plan for the one-time retention equity award which was approved by the Compensation Committee and by the Board of Directors for the senior management team. No share options were issued in connection with either award. As of September 30, 2026, the Company has 534,402 common shares available for the future issuance of share-based equity awards.
As of September 30, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Conditional Share Capital Plan was $5,416 and $4,267. The amounts of costs for all awards recognized for services received during the three and nine months ended September 30, 2026 were $716 and $1,148, respectively, and $699 and $1,929 during the three and nine months ended September 30, 2025, respectively.
Inducement Plan
In December 2023, the Company adopted the Inducement Plan. Under the Inducement Plan, the Company may at its discretion grant to any employee who is eligible to receive an employment inducement grant in accordance with NYSE Listed Company Manual 303A.08. The maximum number of common shares in respect of which awards may be granted under the Inducement Plan is 2,000,000 common shares (including share-based equity awards granted to date, less awards forfeited), subject to adjustment in the event of certain corporate transactions or events if necessary to prevent dilution or enlargement of the benefits made available under the plan. Equity incentive awards under the Inducement Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards but not “incentive stock options” for purposes of U.S. tax laws. As of September 30, 2026, the Company has 833,487 common shares available for the future issuance of share-based equity awards under this plan.
As of September 30, 2026 and December 31, 2025, the cumulative amount recorded as a net increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheet in respect of the Inducement Plan was $2,110 and $1,332. The amounts of costs for all awards recognized for services received during the three and nine months ended September 30, 2026 were $198 and $779, respectively, and $184 and $557 during the three and nine months ended September 30, 2025, respectively.
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
The costs recognized for services received during the three and nine months ended September 30, 2026 were $314 and $1,399, respectively, and $531 and $2,114 during the three and nine months ended September 30, 2025, respectively.

A summary of our stock option award activity for the nine months ended September 30, 2026 is as follows:

	Weighted average strike price per share (in $ per share)	Number of awards	Weighted average remaining life in years	Aggregate Intrinsic Value (in $ thousands)
Outstanding as of December 31, 2025	$8.40	10,414,305	6.77	$5,025
Granted	3.87	532,400
Forfeited	3.19	(493,158)
Expired	15.21	(543,355)
Exercised	1.90	(204,207)
Outstanding as of September 30, 2026	$8.17	9,705,985	6.00	$146
Exercisable as of September 30, 2026	$9.33	7,845,157	5.46	$103

Awards outstanding as of September 30, 2026 have expiration dates through 2036. The weighted average grant date fair value of the awards granted during the nine months ended September 30, 2026 was $3.12. As of September 30, 2026, the unrecognized compensation cost related to 1,860,828 unvested share options expected to vest was $3.4 million. This unrecognized cost will be recognized over an estimated weighted-average amortization period of 1.66 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	100%	100%	100%	100%
Expected life, (years)	6.08	6.08	6.08	6.08
Risk-free interest rate	4.30-4.30%	3.87-3.94%	3.73-4.30%	3.87-4.43%
Expected dividend yield	—	—	—	—
RSUs
Pursuant to the Share-based Compensation Plans, the Company may grant RSUs to its directors, certain employees and service providers working for the benefit of the Company at the time. The awards generally vest annually over a period of one to three years commencing on the first anniversary of the date of grant. The RSUs may be settled only in common shares of the Company. Therefore, the grant of RSUs under both the 2019 Equity Incentive Plan and Conditional Share Capital Plan have been accounted for as equity-settled under U.S. GAAP. As such, the Company records a charge for the vested portion of award grants and for partially earned but non-vested portions of award grants. This results in a front-loaded charge to the Company’s unaudited condensed consolidated statements of operations and a corresponding increase to additional paid-in capital within equity on the unaudited condensed consolidated balance sheets. The costs recognized for services received during the three and nine months ended September 30, 2026 were $3,831 and $10,786, respectively, and $1,468 and $4,368 during the three and nine months ended September 30, 2025, respectively. An amount of nil and $985 was withheld for tax withholding obligations during the three and nine months ended September 30, 2026, respectively, and 250 for the three and nine months ended September 30, 2025.

The following table summarizes the RSU awards outstanding as of September 30, 2026:

	Number of awards	Weighted average grant date fair value (in $ per share)
December 31, 2025	4,624,427	$1.74
Granted	9,103,195	3.15
Vested (1)	(1,764,821)	1.94
Forfeited	(1,452,367)	3.02
September 30, 2026	10,510,434	$2.75
(1) Includes 262,789 shares withheld to cover tax withholding obligations in connection with the vesting of RSUs previously granted.
The total fair value of RSU awards vested (as measured on the date of vesting) during the nine months ended September 30, 2026 was $6,778.
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

The costs recognized related to the ESPP during the three and nine months ended September 30, 2026 were nil and $81 respectively, and nil during the three and nine months ended September 30, 2025.
14.Loss per share
The basic loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares in issue during the period, excluding common shares owned by the Company and held as treasury shares, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net loss	$(25,304)	$(40,966)	$(74,837)	$(136,214)
Weighted average number of shares outstanding	155,410,275	136,446,534	154,860,859	119,237,877
Basic and diluted loss per share	$(0.16)	$(0.30)	$(0.48)	$(1.14)
For the three and nine months ended September 30, 2026 and 2025, basic and diluted loss per share are calculated on the weighted average number of shares issued and outstanding, and also considers in the calculation the Company’s outstanding Pre-funded warrants, which were 27,680,776 and 23,897,532 as of September 30, 2026 and 2025, respectively. The calculation excludes shares to be issued under the Share-based Compensation Plans, the Company’s warrants issued in connection with the senior secured term loan facility and the Company’s HCR warrants and shares to be issued under the 2022 ESPP as the effect of including those shares would be anti-dilutive. See Note 6, “Senior secured term loan facility and warrants,” Note 7, “Deferred royalty obligation and warrants” and Note 13, “Share-based compensation,” for further information.
Potentially dilutive securities that were not included in the diluted per share calculations because the effect of including them would be anti-dilutive were as follows:

	As of September 30,
	2026	2025
2019 Equity Incentive Plan - Share Options	8,574,543	9,470,420
Inducement Plan - Share Options	1,131,442	891,907
2019 Equity Incentive Plan - RSUs	7,417,240	2,847,534
Conditional Share Capital Plan - RSUs	3,093,194	4,169,228
Outstanding warrants	10,362,071	527,295
	30,578,490	17,906,384
15.Segment reporting
The Company is managed and operated as one reportable segment, which includes all global activities related to the development and commercialization of targeted ADC cancer therapies. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”), which is its chief executive officer. The CODM uses loss from operations and consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The CODM allocates resources and plans for the long-term growth of the Company based on the Company's available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation and long-term growth decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table is the summary of the segment profit or loss information, including the significant expense categories for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues, net	$21,716	$16,427	$61,815	$58,299
Significant operating expenses:
Cost of product sales(1)	(1,785)	(1,202)	(7,356)	(4,099)
Research and development(1)	(13,833)	(26,293)	(48,786)	(83,833)
Selling and marketing(1)	(8,061)	(10,345)	(31,636)	(30,422)
General and administrative(1)	(8,359)	(7,180)	(24,368)	(23,575)
Restructuring and impairment expenses	62	(377)	(2,612)	(13,468)
Share-based compensation	(4,090)	(1,999)	(12,066)	(6,482)
Total operating expenses	(36,066)	(47,396)	(126,824)	(161,879)
Loss from operations	(14,350)	(30,969)	(65,009)	(103,580)
Other segment items(2)	(10,954)	(9,997)	(9,828)	(32,634)
Net loss	$(25,304)	$(40,966)	$(74,837)	$(136,214)

(1)Excludes share-based compensation.
(2)Includes Other expense, net, and Income tax expense.

16.Subsequent events

October 2026 Private Placement

On October 7, 2026, the Company entered into securities purchase agreements for the sale of its equity securities to certain institutional investors. In the private placement, the Company sold 12,911,347 common shares at $1.42 per share, and pre-funded warrants (the “October 2026 Pre-Funded Warrants”) to purchase 48,088,653 common shares at $1.32 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price of CHF 0.08 per pre-funded warrant (collectively, the “October 2026 Private Placement”). The private placement closed on October 22, 2026. Gross proceeds from the October 2026 Private Placement were $82.0 million, and, after giving effect to approximately $5.7 million of transaction costs related to the private placement, net proceeds were approximately $76.3 million.

The October 2026 Pre-Funded Warrants are exercisable, on a cash or cashless basis, at the option of the holder after the date of issuance until the tenth anniversary of their original issuance. At any time during the last 90 days of the term, the holder may exchange the October 2026 Pre-Funded Warrant for, and we will issue, a new pre-funded warrant for the number of common shares then remaining under the October 2026 Pre-Funded Warrant. The October 2026 Pre-Funded Warrants have certain limitations on exercise, including (i) any exercise must be for at least 50,000 common shares (or, if less, the remaining common shares available for purchase under the October 2026 Pre-Funded Warrants), (ii) a holder cannot exercise for any amount that would cause such holder’s beneficial ownership of our common shares to exceed 9.99% (or 19.99% with 61-days’ notice to us), and (iii) cashless exercise is not available in certain circumstances as specified in the October 2026 Pre-Funded Warrants. The warrants contain customary anti-dilution adjustments and will entitle holders to receive any dividends or other distributions paid on the underlying common shares prior to their expiration on an as-exercised basis.

The Company is currently in the process of evaluating the accounting treatment of the October 2026 Private Placement and pre-funded warrants.

Amendment to the Loan Agreement

On October 7, 2026, the Company, certain subsidiaries of the Company, the lenders party thereto and Blue Owl Opportunistic Lending Master Fund I, L.P., as administrative agent and collateral agent, entered into a second amendment (the “Loan Agreement Amendment”) to the Loan Agreement and Guaranty, dated August 15, 2022 (as amended from time to time, the “Loan Agreement”). Following the satisfaction of all closing conditions, including the prepayment of $70.0 million principal amount of term loans under the Loan Agreement (inclusive of the Company’s September 30, 2026 amortization payment plus related accrued interest, fees, and premiums), the Loan Agreement Amendment became effective. Immediately following the prepayment, the remaining principal amount of outstanding term loans was $50.0 million. The Loan Agreement Amendment eliminated subsequent scheduled principal amortization, leaving the remaining principal payable at maturity unless earlier accelerated; eliminated the minimum liquidity covenant; and set the minimum trailing four-quarter U.S. ZYNLONTA sales covenant at $65.0 million for the quarter ending December 31, 2026 and each quarter thereafter.

In connection with the Loan Agreement Amendment, the Company entered into amendments to the Lender Warrants to purchase an aggregate of 527,295 common shares, which were issued on August 15, 2022 in connection with the Loan Agreement. The amendments reduce the exercise price of the Lender Warrants from $8.30 per share to $1.00 per share. The amendments to the Lender Warrants became effective on October 22, 2026, upon the effectiveness of the Loan Agreement Amendment.

The Company is currently in the process of evaluating the accounting treatment for the Loan Agreement Amendment.

Amendment to the Royalty Purchase and Sale Agreement

On October 7, 2026, the Company entered into Amendment No. 2 (the “Second HCR Amendment”) to its Purchase and Sale Agreement, dated August 25, 2021 (as amended from time to time, the “HCR Agreement”), with certain entities managed by Healthcare Royalty Management, LLC (collectively, “HCR”). To date, HCR has provided $300 million of funding to the Company. The Second HCR Amendment eliminates the payment otherwise required solely upon a change of control and permits the Company (or its successor in interest) to exercise its option to buy out the remaining royalty obligations without a change of control by paying HCR $525 million (if the buyout occurs on or prior to December 31, 2029) or $750 million (if the buyout occurs on or after January 1, 2030), less the amount of royalties previously paid to HCR. If this option is not exercised, the royalty obligations under the HCR Agreement will continue until the Royalty Cap (as defined in the HCR Agreement). In addition, the Second HCR Amendment reduces the aggregate outstanding principal amount of third-party indebtedness of the Company and its subsidiaries are permitted to incur to $50.0 million. An uncured breach of this debt limitation covenant entitles HCR to elect to receive the non-performance payment equaling 1.5 times the difference between the $300 million aggregate purchase price and royalty payments and other qualifying credited amounts actually received by HCR, subject to a cure period. The

Second HCR Amendment also requires the Company, subject to shareholder approval and applicable legal and fiduciary duties limitations, to use its best efforts to become a Delaware corporation.

In addition, the Second HCR Amendment amends the HCR Warrants to purchase 9,834,776 common shares, which were issued on February 18, 2026 in connection with the First HCR Amendment, by reducing the exercise price of the HCR Warrants from $3.81 per share to $0.10 per share; by adding a provision that prohibits the exercise of the HCR Warrants if, upon giving effect to such exercise, the aggregate number of the Company’s common shares beneficially owned by the holder (together with its affiliates and certain attribution parties) would exceed 4.99% (or, 61 days after a written notice from such holder, any other percentage not in excess of 9.99%) of the number of the Company’s common shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Second HCR Amendment; and removing the contractual restrictions on transfers of the HCR Warrants and shares issuable upon exercise of the HCR Warrants before January 1, 2028. The Second HCR Amendment became effective on October 22, 2026, upon the concurrent completion of the October 2026 Private Placement and the effectiveness of the Loan Agreement Amendment.

The Company is currently in the process of evaluating the accounting treatment for the Second HCR Amendment.

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

Business Overview
ADC Therapeutics is a commercial-stage global pioneer in the field of antibody drug conjugates (“ADCs”), transforming treatment for patients through our focused portfolio with ZYNLONTA ® (loncastuximab tesirine-lpyl), a CD19-directed ADC. ZYNLONTA received accelerated approval from the U.S. Food and Drug Administration (“FDA”), conditional approval from the European Commission, the China National Medical Products Administration (“NMPA”) and Health Canada, as well as approvals in other key global markets for the treatment of relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) after two or more lines of systemic therapy. Our goal is to be a leading ADC company bringing meaningful therapies to patients in need by leveraging our decade-long experience in the ADC field, with multiple INDs, and a proven track record of success. We are pursuing expansion of ZYNLONTA internationally, and into earlier lines of DLBCL and indolent lymphomas, including marginal zone lymphoma (“MZL”) and follicular lymphoma (“FL”), as a single agent and in combination through our ZYNLONTA clinical program as well as through investigator-initiated trials (“IITs”) at leading institutions.

Recent Organizational and Partner Developments
On June 24, 2026, we announced a strategic reorganization to focus resources behind key value-driving initiatives in support of ZYNLONTA and reduced our global workforce by 17% (“2026 Restructuring”). The reduction was driven by the expected completion of the LOTIS-5 and LOTIS-7 trials this year, as well as operational efficiencies. The 2026 Restructuring was complete as of September 30, 2026. To ensure continuity during this transition, on June 30, 2026, our Board of Directors, with the advice of its independent compensation consultant, approved a one-time retention award to certain of our employees, including our named executive officers.
On October 29, 2026, we announced that our ADC Therapeutics’ Japanese licensing partner, Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation), has submitted a marketing authorization application with Japan’s Ministry of Health, Labor and Welfare for ZYNLONTA to treat patients with relapsed or refractory DLBCL after two or more lines of systemic therapy. Tanabe Pharma has also entered into an exclusive sublicensing agreement with Nippon Shinyaku Co., Ltd. for the commercialization of ZYNLONTA in Japan.

Clinical Trial Updates
In October 2026 we announced new and updated data from the ZYNLONTA clinical program which will be shared across multiple abstracts, including five oral presentations, at the 68th American Society of Hematology (“ASH”) Annual Meeting taking place December 12–15, 2026, in New Orleans, Louisiana.

Across the presentations, the data provide additional insight into the depth and durability of response observed with ZYNLONTA across multiple B-cell lymphomas and treatment settings, including in difficult-to-treat patient populations. Oral presentations include expanded LOTIS-7 data evaluating ZYNLONTA in combination with glofitamab in r/r DLBCL and updated data evaluating ZYNLONTA in r/r MZL, as well as full results from the Phase 3 LOTIS-5r/r DLBCL study and data from investigator-initiated trials in r/r mantle cell lymphoma (“MCL”) and r/r Waldenström macroglobulinemia (“WM”).

LOTIS-7 Phase 1b study: ZYNLONTA plus glofitamab in relapsed or refractory DLBCL

Updated results from LOTIS-7 continue to demonstrate encouraging efficacy and safety findings with ZYNLONTA plus glofitamab, including in difficult-to-treat patient populations.

As of the data cutoff of as of June 15, 2026, at the ZYNLONTA 150 µg/kg starting dose + glofitamab:
•Among 97 efficacy-evaluable patients, the overall response rate (“ORR”) was 88.7%, and the complete response rate (“CRR”) was 75.3%.
•Patients had received a median of one prior treatment (range 1-5); 52.4% were primary refractory.

•In patients with primary refractory disease, ORR was 78.4% and CRR was 64.7%. Among patients previously treated with prior CAR-T therapy, ORR was 74.1% and CRR was 63.0%.
•At a median follow-up of 10.35 months, median duration of response, duration of complete response and progression-free survival (“PFS”) had not been reached. The 12-month duration of complete response rate was 79.0%.
•In an exploratory MRD analysis of 12 patients who achieved a complete response, 50% achieved undetectable MRD as early as Cycle 2, Day 1, and 11 had undetectable MRD at end of treatment.
•Cytokine release syndrome (“CRS”) occurred in 32% of treated patients, predominantly Grade 1 (25.2%) or 2 (5.8%). One Grade 3 CRS event was reported, and no Grade 3 or higher ICANS events occurred. Three Grade 5 treatment-emergent adverse events were reported.

Phase 2 IIT: Fixed-duration ZYNLONTA in relapsed or refractory marginal zone lymphoma

An investigator-led, multicenter Phase 2 study demonstrated high response rates and encouraging durability with fixed-duration ZYNLONTA in patients with relapsed or refractory MZL.

As of the July 1, 2026 data cutoff:
•Among 43 efficacy-evaluable patients, ORR was 93% and CRR was 74.4%.
•Patients had received a median of two prior treatments; 37% had primary refractory disease and 42% had experienced disease progression within 24 months of initial therapy.
•At a median follow-up of 23.2 months, the two-year PFS rate was 90.8%.
•The duration of response rate at 24 months was 90.9%.
•Among 46 treated patients, adverse events (“AEs”) were predominantly Grade 1–2. Grade 3 AEs (36 events) were reported in 23 patients (50%), and Grade 4 AEs (5 events) in five patients (10.9%). The most common Grade 3 events included anemia (n=5), lung infections (n=5), elevated ALT (n=4), alkaline phosphatase (n=3) and AST (n=1). Grade 4 events included neutropenia (n=2), thrombocytopenia (n=2) and hyponatremia (n=1). Four patients required dose reductions.

Phase 3 LOTIS-5 study: ZYNLONTA plus rituximab versus R-GemOx in relapsed or refractory DLBCL

Full results from the randomized Phase 3 LOTIS-5 study of 420 patients demonstrated a statistically significant improvement in the primary endpoint of PFS with ZYNLONTA plus rituximab compared with R-GemOx.

As of the data cutoff of February 16, 2026:
•Median PFS by independent review was 6.14 months with ZYNLONTA plus rituximab versus 4.73 months with R-GemOx (HR 0.73; 95% CI, 0.57–0.92; P=0.0083).
•ORR was 58.1% versus 45.2%, and CRR was 39.5% versus 26.7%, respectively.
•Median duration of complete response was 16.82 months versus 12.25 months. At 24 months, 48.5% versus 16.7% of patients who achieved a complete response remained in complete response.
•No statistically significant difference in overall survival was observed between treatment arms.
•Within the protocol-defined 105-day treatment-emergent adverse event reporting window, Grade 3 or higher events occurred in 74.0% versus 76.1% of patients, and Grade 5 events occurred in 13.2% versus 4.6%, respectively. Using a standard 30-day post-treatment window, Grade 5 events occurred in 1.5% versus 3.0%, respectively.

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands, except percentages and per share)	2026	2025	Change	% Change
Revenue
Product revenues, net	$21,006	$15,750	$5,256	33.4%
License revenues and royalties	710	677	33	4.9%
Total revenue, net	21,716	16,427	5,289	32.2%

Operating expense
Cost of product sales	(1,980)	(1,202)	(778)	64.7%
Research and development	(14,738)	(26,803)	12,065	(45.0)%
Selling and marketing	(8,674)	(10,688)	2,014	(18.8)%
General and administrative	(10,736)	(8,326)	(2,410)	28.9%
Restructuring, impairment and other related costs	62	(377)	439	(116.4)%
Total operating expense	(36,066)	(47,396)	11,330	(23.9)%
Loss from operations	(14,350)	(30,969)	16,619	(53.7)%

Other income (expense)
Interest income	1,618	2,470	(852)	(34.5)%
Interest expense	(13,733)	(13,392)	(341)	2.5%
Other, net	1,161	925	236	25.5%
Total other expense, net	(10,954)	(9,997)	(957)	9.6%

Net loss	$(25,304)	$(40,966)	$15,662	(38.2)%

Net loss per share, basic and diluted	$(0.16)	$(0.30)	$0.14	(46.7)%

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
Product revenues, net, were $21.0 million for the three months ended September 30, 2026 as compared to $15.8 million for the three months ended September 30, 2025, an increase of $5.3 million, or 33.4%. The increase is primarily attributable to higher sales volume.

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
License revenues and royalties were $0.7 million for the three months ended September 30, 2026 and 2025, respectively.
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

Cost of product sales were $2.0 million for the three months ended September 30, 2026 as compared to cost of product sales of $1.2 million for the three months ended September 30, 2025, an increase of $0.8 million, or 64.7%. The increase in cost of product sales was primarily attributable to a $1.2 million increase in certain personnel costs, reflecting a change in focus of these personnel from research and development clinical supply activities to commercial manufacturing activities, partially offset by a $0.4 million credit recognized in connection with final price negotiations with a vendor for a failed production batch from the first quarter of 2026.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
External costs and overhead	$4,972	$15,023	$(10,051)
Employee expenses(1)	8,861	11,270	(2,409)
Share-based compensation expense	905	510	395
Research and development expenses	$14,738	$26,803	$(12,065)
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

We expect our research and development expense to decrease for fiscal year 2026, as compared to 2025, primarily driven by an expected reduction in spending on discontinued programs and our preclinical product candidates and research pipeline as a result of the 2025 and 2026 Restructurings, as well as reduced spend on ZYNLONTA due to the timing, progress and stage of clinical trials. Thereafter, our research and development expense may fluctuate from period to period based on a number of factors, including the timing, progress and stage of clinical trials, costs associated with regulatory approval processes and manufacturing costs associated with commercialization activities prior to the receipt of regulatory approval.

Our R&D expenses were $14.7 million for the three months ended September 30, 2026 as compared to $26.8 million for the three months ended September 30, 2025, a decrease of $12.1 million, or 45.0%.

The decrease in external costs and overhead of $10.1 million was driven primarily by discontinued programs and our preclinical product candidates and research pipeline as a result of the 2025 Restructuring, completion of IND-enabling activities for our PSMA-targeting ADC, as well as a decrease in ZYNLONTA spend due to the timing and enrollment of our ZYNLONTA clinical trials and related costs incurred in connection with the LOTIS-5 and LOTIS-7 trials.

The changes in employee and share-based compensation expenses were primarily driven by lower wages and benefits of $2.8 million resulting from the 2025 Restructuring and the 2026 Restructuring. This decrease was partially offset by higher cash-based retention awards of $1.4 million and $0.7 million in higher temporary project help. Additionally, we had a $1.7 million shift in personnel costs (including $0.3 million in share-based compensation expense) to cost of product sales ($1.0 million), inventory capitalization ($0.5 million) and selling and marketing expense ($0.2 million), reflecting a change in focus of these personnel from research and development activities to commercial manufacturing and fulfillment activities. These decreases were partially offset by higher share-based compensation expense for one-time RSU retention awards granted during the year and higher grant date fair values for annual RSU awards.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
External costs and overhead	$2,535	$4,999	$(2,464)
Employee expenses(1)	5,526	5,346	180
Share-based compensation expense	613	343	270
Selling and marketing expenses	$8,674	$10,688	$(2,014)
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

Selling and marketing expenses were $8.7 million for the three months ended September 30, 2026 as compared to $10.7 million for the three months ended September 30, 2025, a decrease of $2.0 million, or 18.8%. The decrease in external costs and overhead of $2.5 million was primarily attributable to lower spend on marketing and advertising expenses. The increase in employee and share-based compensation expenses were due to a $0.2 million increase in certain personnel costs, reflecting an increase in commercial fulfillment activities. The increase in employee expenses reflects $0.6 million in higher cash-based retention and incentive awards, offset by $0.5 million in lower wages and benefits. The increase in share-based compensation expense was also driven by RSU retention awards granted during the year and higher grant date fair values for annual RSU awards.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
External costs and overhead	$3,366	$3,112	$254
Employee expenses(1)	4,993	4,067	926
Share-based compensation expense	2,377	1,147	1,230
General and administrative expenses	$10,736	$8,326	$2,410
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

General and administrative expenses were $10.7 million for the three months ended September 30, 2026 as compared to $8.3 million for the three months ended September 30, 2025, an increase of $2.4 million, or 28.9%. The increase in external costs and overhead of $0.3 million was primarily related to higher legal expenses. The increase in employee expenses of $0.9 million was primarily driven by higher cash-based retention awards. The increase in share-based compensation expense of $1.2 million was primarily driven by RSU retention awards granted during the year and higher grant date fair values for annual RSU awards.

Restructuring, Impairment and Other Related Costs
In connection with the 2026 Restructuring, we incurred a reversal to Restructuring, impairment, and other related costs of $0.1 million for the three months ended September 30, 2026, which related to adjustments in the severance and related benefit cost estimates previously recognized. The 2026 Restructuring was complete as of September 30, 2026. In connection with the 2025 Restructuring, we incurred Restructuring, impairment, and other related costs of $0.4 million for the three months ended September 30, 2025, which consisted of $0.8 million for the estimated fair value of retirement costs associated with the U.K. lease agreements, partially offset by $0.5 million in adjustments related to severance and related benefit costs. The 2025 Restructuring was complete as of June 30, 2026.

Other Income (Expense)
Interest Income
Interest income was $1.6 million for the three months ended September 30, 2026 as compared to $2.5 million for the three months ended September 30, 2025, a decrease of $0.9 million, or 34.5%. The decrease was primarily due to our lower average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $13.7 million for the three months ended September 30, 2026 as compared to $13.4 million for the three months ended September 30, 2025, an increase of $0.3 million, or 2.5%. The increase was primarily related to higher accretion of our deferred royalty obligation with HCR as a result of higher total revenue, net, as well as a higher effective interest rate as a result of the HCR Amendment.
Other, net
Other, net consists primarily of the change in the fair value of the HCR warrant obligation, cumulative catch-up adjustments related to our deferred royalty obligation and the R&D tax credit from our UK operations. Other, net as of September 30, 2026 and 2025 included the following:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
HCR warrant obligation, change in fair value expense	$(1,222)	$—	$(1,222)
Cumulative catch-up adjustment income, deferred royalty obligation	2,506	321	2,185
Exchange differences gain (loss)	(123)	338	(461)
R&D tax credit gain (loss)	—	266	(266)
Total	$1,161	$925	$236
HCR Warrants
On February 18, 2026, we entered into an amendment (the “First HCR Amendment”) to the Purchase and Sale Agreement, dated August 25, 2021. In connection with the First HCR Amendment, the Company issued to HCR warrants to purchase 9,834,776 common shares. The HCR warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on February 18, 2026 and is remeasured to fair value at the end of each reporting period. The fair value of the warrant obligation as of September 30, 2026 was $5.4 million. The expense of $1.2 million for the three months ended September 30, 2026 was primarily due to the increase in fair value of the underlying shares during the respective period.

Cumulative catch-up adjustment income, deferred royalty obligation
We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income was $2.5 million for the three months ended September 30, 2026 as compared to $0.3 million for the three months ended September 30, 2025, a change of $2.2 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2026, as a result of changes in assumptions in the Company’s updated strategic and development plans.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands, except percentages and per share)	2026	2025	Change	% Change
Revenue
Product revenues, net	$59,673	$51,239	$8,434	16.5%
License revenues and royalties	2,142	7,060	(4,918)	(69.7)%
Total revenue, net	61,815	58,299	3,516	6.0%

Operating expense
Cost of product sales	(7,944)	(4,099)	(3,845)	93.8%
Research and development	(51,981)	(85,821)	33,840	(39.4)%
Selling and marketing	(33,954)	(31,388)	(2,566)	8.2%
General and administrative	(30,333)	(27,103)	(3,230)	11.9%
Restructuring, impairment and other related costs	(2,612)	(13,468)	10,856	(80.6)%
Total operating expense	(126,824)	(161,879)	35,055	(21.7)%
Loss from operations	(65,009)	(103,580)	38,571	(37.2)%

Other income (expense)
Interest income	5,431	6,458	(1,027)	(15.9)%
Interest expense	(39,590)	(38,619)	(971)	2.5%
Other, net	24,331	946	23,385	2472.0%
Total other expense, net	(9,828)	(31,215)	21,387	(68.5)%

Loss before income taxes	(74,837)	(134,795)	59,958	(44.5)%
Income tax expense	—	(1,419)	1,419	(100.0)%
Net loss	(74,837)	(136,214)	61,377	(45.1)%

Net loss per share, basic and diluted	$(0.48)	$(1.14)	$0.66	(57.9)%

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
Product revenues, net, were $59.7 million for the nine months ended September 30, 2026 as compared to $51.2 million for the nine months ended September 30, 2025, an increase of $8.4 million, or 16.5%. The increase is primarily attributable to higher sales volume.

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
License revenues and royalties were $2.1 million for the nine months ended September 30, 2026 as compared to $7.1 million for the nine months ended September 30, 2025. The decrease was driven by a one-time $5.0 million milestone recognized during the prior year. We received the $5.0 million milestone in connection with the conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy under our exclusive license agreement with Sobi.
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

Cost of product sales were $7.9 million for the nine months ended September 30, 2026 as compared to cost of product sales of $4.1 million for the nine months ended September 30, 2025, an increase of $3.8 million, or 93.8%. The increase in cost of product sales was primarily attributable to a $3.7 million increase in certain personnel costs, reflecting a change in focus of these personnel from research and development clinical supply activities to commercial manufacturing activities, as well as higher stability, shipping and storage charges of $0.6 million, partially offset by a $0.4 million credit recognized in connection with final price negotiations with a vendor for a failed production batch from the first quarter of 2026.

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
External costs and overhead	$21,719	$48,073	$(26,354)
Employee expenses(1)	27,067	35,760	(8,693)
Share-based compensation expense	3,195	1,988	1,207
Research and development expenses	$51,981	$85,821	$(33,840)
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
We expect our research and development expense to decrease for fiscal year 2026, as compared to 2025, primarily driven by an expected reduction in spending on discontinued programs and our preclinical product candidates and research pipeline as a result of the 2026 Restructuring and the 2025 Restructuring, as well as reduced spend on ZYNLONTA due to the timing, progress and stage of clinical trials. Thereafter, our research and development expense may fluctuate from period to period based on a number of factors, including the timing, progress and stage of clinical trials, costs associated with regulatory approval processes and manufacturing costs associated with commercialization activities prior to the receipt of regulatory approval.

Our R&D expenses were $52.0 million for the nine months ended September 30, 2026 as compared to $85.8 million for the nine months ended September 30, 2025, a decrease of $33.8 million, or 39.4%.

The decrease in external costs and overhead of $26.4 million was driven primarily by discontinued programs and our preclinical product candidates and research pipeline as a result of the 2025 Restructuring, completion of IND-enabling activities for our PSMA-targeting ADC, as well as a decrease in ZYNLONTA spend due to the timing and enrollment of our ZYNLONTA clinical trials and related costs incurred in connection with the LOTIS-5 and LOTIS-7 trials

The changes in employee and share-based compensation expenses were primarily driven by lower wages and benefits of $7.4 million resulting from the 2025 Restructuring and the 2026 Restructuring. This decrease was partially offset by higher cash-based retention awards of $1.3 million and $2.7 million in higher temporary project help. Additionally, we had a $5.5 million shift in personnel costs (including $0.7 million in share-based compensation expense) to cost of product sales ($3.3 million), inventory capitalization ($1.6 million) and selling and marketing expense ($0.6 million), reflecting a change in focus of these personnel from research and development activities to commercial manufacturing and fulfillment activities. These decreases were partially offset by higher share-based compensation expense for RSU retention awards granted during the year and higher grant date fair values for annual RSU awards.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
External costs and overhead	$13,541	$13,631	$(90)
Employee expenses(1)	18,095	16,791	1,304
Share-based compensation expense	2,318	966	1,352
Selling and marketing expenses	$33,954	$31,388	$2,566
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

Selling and marketing expenses were $34.0 million for the nine months ended September 30, 2026 as compared to $31.4 million for the nine months ended September 30, 2025, an increase of $2.6 million, or 8.2%. The increase in employee and share-based compensation expenses were primarily due to $0.8 million in higher cash-based retention and incentive awards and a $0.6 million increase in certain personnel costs, reflecting an increase in commercial fulfillment activities. The increase in share-based compensation expense was also driven by RSU retention awards granted during the year and higher grant date fair values for annual RSU awards.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
External costs and overhead	$11,585	$9,943	$1,642
Employee expenses(1)	12,783	13,632	(849)
Share-based compensation expense	5,965	3,528	2,437
General and administrative expenses	$30,333	$27,103	$3,230
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
General and administrative expenses were $30.3 million for the nine months ended September 30, 2026 as compared to $27.1 million for the nine months ended September 30, 2025, an increase of $3.2 million, or 11.9%. The increase in external costs and overhead of $1.6 million was primarily related to $0.6 million in higher legal expenses, higher IT expenses of $0.6 million and a one-time VAT recovery of $0.5 million recognized in the prior year. The decrease in employee expenses of $0.8 million was primarily due to lower wages and benefits of $1.2 million and lower temporary project help of $0.3 million, partially offset by $0.7 million in higher cash-based retention awards. The increase in share-based compensation expense of $2.4 million was primarily due to RSU retention awards granted during the year and higher grant date fair values for annual RSU awards.

Restructuring, Impairment and Other Related Costs
In connection with the 2026 Restructuring, we incurred Restructuring, impairment, and other related costs of $2.6 million for the nine months ended September 30, 2026, which consisted of severance and related benefit costs. The 2026 Restructuring was complete as of September 30, 2026. In connection with the 2025 Restructuring, we incurred Restructuring, impairment, and other related costs of $13.5 million for the nine months ended September 30, 2025, which consisted of $6.2 million in severance and related benefit costs, $6.4 million in impairment of long-lived assets and prepaid expenses, and $0.8 million for the estimated fair value of retirement costs associated with the U.K. lease agreement. The 2025 Restructuring was complete as of June 30, 2026.
Other Income (Expense)
Interest Income
Interest income was $5.4 million for the nine months ended September 30, 2026 as compared to $6.5 million for the nine months ended September 30, 2025, a decrease of $1.0 million or 15.9%. The decrease was primarily due to our lower average cash balances.
Interest Expense
Interest expense is primarily related to the accretion of our deferred royalty obligation with HCR and the senior secured term loan facility. Interest expense was $39.6 million for the nine months ended September 30, 2026 as compared to $38.6 million for the nine months ended September 30, 2025, an increase of $1.0 million, or 2.5%. The increase was primarily related to higher accretion of our deferred royalty obligation with HCR as a result of higher total revenue, net, as well as a higher effective interest rate as a result of the First HCR Amendment.
Other, net
Other, net consists primarily of the change in the fair value of the HCR warrant obligation, cumulative catch-up adjustments related to our deferred royalty obligation and the R&D tax credit from our UK operations. Other, net as of September 30, 2026 and 2025 included the following:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
HCR warrant obligation, change in fair value income	$15,372	$—	$15,372
Cumulative catch-up adjustment, deferred royalty obligation	8,907	517	8,390
Exchange differences gain (loss)	90	(599)	689
R&D tax credit gain (loss)	(38)	1,028	(1,066)
Total	$24,331	$946	$23,385
HCR Warrants
On February 18, 2026, we entered into the First HCR Amendment. In connection with the First HCR Amendment, the Company issued to HCR warrants to purchase 9,834,776 common shares. The HCR warrant obligation has been recorded at its initial fair value at the time the agreement was entered into on February 18, 2026 and is remeasured to fair value at the end of each reporting period. The fair value of the warrant obligation as of September 30, 2026 was $5.4 million. The income of $15.4 million for the nine months ended September 30, 2026 was primarily due to the decrease in fair value of the underlying shares during the respective period.

Cumulative catch-up adjustment income, deferred royalty obligation
We periodically assess the expected payments to HCR based on our underlying revenue projections and to the extent the amount or timing of such payments is materially different than our initial estimates we will record a cumulative catch-up adjustment to the deferred royalty obligation. The adjustment to the carrying amount is recognized in Other, net as an adjustment in the period in which the change in estimate occurred. The cumulative catch-up adjustment income was $8.9 million for the nine months ended September 30, 2026 as compared to $0.5 million for the nine months ended September 30, 2025, a change of $8.4 million. The change was primarily due to revised revenue forecasts incorporated into the valuation model in 2026, as a result of changes in assumptions in the Company’s updated strategic and development plans.
Income Tax Expense
We are subject to corporate taxation in Switzerland and in other jurisdictions in which we operate, including the United States and the United Kingdom, where our two wholly-owned subsidiaries are incorporated. Under Swiss law, we are permitted to carry forward net operating losses for up to seven years, which may be used to offset future taxable income. Under U.S. tax law, research and development tax credits may generally be carried forward for up to 20 years and used to offset future tax liabilities, subject to statutory requirements. We recorded an income tax expense of nil for the nine months ended September 30, 2026 as compared to $1.4 million for the nine months ended September 30, 2025, primarily driven by a tax adjustment in our UK operations recorded in the comparable prior period as a result of the 2025 Restructuring.

Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $189.2 million and believe that our current cash position and capital resources are sufficient to fund our operation and meet capital requirements for at least the next twelve months from the date of this report.
Subsequent to the end of the period, in October 2026, we restructured our liquidity profile, equity capital structure and outstanding debt obligations through a series of coordinated strategic transactions.

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

On October 22, 2026, we sold 12,911,347 common shares at $1.42 per share, and pre-funded warrants (the “October 2026 Pre-Funded Warrants”) to purchase 48,088,653 common shares at $1.32 per pre-funded warrant, which is the price per common share in the private placement minus the exercise price of CHF 0.08 per pre-funded warrant to certain institutional investors (collectively, the “October 2026 Private Placement”), resulting in net proceeds of $76.3 million.

In addition, on October 22, 2026, we prepaid $70.0 million of outstanding term loans under the Loan Agreement (inclusive of the Company’s September 30, 2026 amortization payment, plus related accrued interest, fees, and premiums) and an amendment to the Loan Agreement became effective which eliminated subsequent scheduled principal amortization, eliminated the minimum liquidity covenant and set the minimum trailing four-quarter U.S. ZYNLONTA sales covenant at $65.0 million for the quarter ending December 31, 2026 and each quarter thereafter. Following this prepayment, the outstanding principal balance under the Loan Agreement was $50.0 million. The exercise price for the warrants to purchase an aggregate of 527,295 common shares that were issued to the lenders on August 15, 2022 was lowered from $8.30 per share to $1.00 per share.

Furthermore on October 22, 2026, a second amendment (the “Second HCR Amendment”) eliminated the payment otherwise required solely upon a change of control and permits the Company (or its successor in interest) to exercise its option to buy out the remaining royalty obligations without a change of control by paying HCR $525 million (if the buyout occurs on or prior to December 31, 2029) or $750 million (if the buyout occurs on or after January 1, 2030), less the amount of royalties previously paid to HCR. If this option is not exercised, the royalty obligations under the HCR Agreement will continue until the Royalty Cap (as defined in the HCR Agreement). In addition, the Second HCR Amendment reduces the aggregate outstanding principal amount of third-party indebtedness of the Company and its subsidiaries are permitted to incur to $50.0 million. An uncured breach of this debt limitation covenant entitles HCR to elect to receive the non-performance payment equaling 1.5 times the difference between the $300 million aggregate purchase price and royalty payments and other qualifying credited amounts actually received by HCR, subject to a cure period. The exercise price for the warrants to purchase an aggregate of 9,834,776 common shares that were issued to HCR on February 18, 2026 was lowered from $3.81 per share to $0.10 per share.

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

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(69,395)	$(110,051)	$40,656
Investing activities	(32)	(264)	232
Financing activities	(2,787)	93,856	(96,643)
Net change in cash and cash equivalents	$(72,214)	$(16,459)	$(55,755)
Operating Activities
Net cash used in operating activities was $69.4 million for the nine months ended September 30, 2026 as compared to $110.1 million for the nine months ended September 30, 2025, a decrease of $40.7 million. The decrease was primarily due to the prior year payment of the 2023 discarded drug rebate of $7.2 million, a $10.8 million period over period increase in the collection of accounts receivable and overall reduction in net loss and operating costs in connection with the 2025 and 2026 Restructuring Plans, partially offset by $10.9 million in cash-based retention awards paid during the year and the $5 million SOBI milestone received in prior year in connection with ZYNLONTA’s conditional approval by Health Canada for the treatment of relapsed or refractory DLBCL after two or more lines of systemic therapy.
Investing Activities
Net cash used in investing activities was less than $0.1 million for the nine months ended September 30, 2026 as compared to $0.3 million for the nine months ended September 30, 2025, a decrease of $0.2 million. The decrease in net cash used in investing activities relates to timing of purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2026 and primarily related to the first principal payment on our term loans and taxes paid related to net settled equity awards. Net cash provided by financing activities was $93.9 million for the nine months ended September 30, 2025 and primarily related to the net proceeds received from the completion of the Company’s 2025 Private Placement in June 2025.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations and Commitments

Except as described below, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report.

On October 7, 2026, the Company entered into The Second HCR Amendment, which became effective on October 22, 2026 and eliminated the payment otherwise required solely upon a change of control and permits the Company (or its successor in interest) to exercise its option to buy out the remaining royalty obligations without a change of control by paying HCR $525 million (if the buyout occurs on or prior to December 31, 2029) or $750 million (if the buyout occurs on or after January 1, 2030), less the amount of royalties previously paid to HCR. If this option is not exercised, the royalty obligations under the HCR Agreement will continue until the Royalty Cap (as defined in the HCR Agreement). In addition, the HCR Warrants to purchase 9,834,776 common shares, which were issued on February 18, 2026 in connection with the First HCR Amendment, was lowered from $3.81 per share to $0.10 per share.

On October 22, 2026, we prepaid $70.0 million of outstanding term loans under the Loan Agreement (inclusive of the Company’s September 30, 2026 amortization payment, plus related accrued interest, fees, and premiums) and an amendment to the Loan Agreement became effective which eliminated subsequent scheduled principal amortization, eliminated the minimum liquidity covenant and set the minimum trailing four-quarter U.S. ZYNLONTA sales covenant at $65.0 million for the quarter ending December 31, 2026 and each quarter thereafter. Following this prepayment, the outstanding principal balance under the Loan Agreement was $50.0 million. The exercise price for the warrants to purchase an aggregate of 527,295 common shares that were issued to the lenders on August 15, 2022 was lowered from $8.30 per share to $1.00 per share.

For more information regarding the specific terms of these amendments, see Note 16, “Subsequent events” to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended September 30, 2026, that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the publication of topline results from the LOTIS-5, we discussed the results with the FDA. The FDA noted that the increased Grade 5 adverse events in the treatment arm, compared to the control arm, when assessed in the context of a marginal treatment benefit, poses, substantial concerns that the trial results are not supportive of a favorable benefit-risk assessment or verification of clinical benefit. In the event we decide not to submit an sBLA for LOTIS 5 (or a similar supplemental application in foreign jurisdictions) or in the event we submit an sBLA to the FDA for LOTIS-5 (or a similar supplemental application in foreign jurisdictions), the FDA and other regulatory authorities may determine that the data is insufficient for approval in earlier lines of therapy or for full approval in third-line or later setting. As a result, an additional confirmatory trial may be required, which will require significant time and resources and be subject to the same risks as other clinical trials and the timing and results of which are uncertain. While we are currently able to continue to commercialize ZYNLONTA in the third line or later setting under its existing accelerated approval in the United States (and our partners in other jurisdiction are able to commercialize under similar conditional approvals), continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. The LOTIS-5 trial results could lead regulatory authorities to seek withdrawal of current approvals for ZYNLONTA as a monotherapy in 3L+DLBCL. Further, the results of the LOTIS-5 trial and the perception of the benefit-risk profile of the drug could adversely affect sales of the product and affect enrollment and participation in and perception of our other clinical trials involving ZYNLONTA for other indications and likelihood of approval or compendia inclusion for other indications.

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

Item 6. Exhibits
Exhibits
The exhibits listed below are filed with or incorporated by reference into this Quarterly Report.

		Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Association of ADC Therapeutics SA	8-K	001-39071	3.1	June 2, 2026
10.1	Form of Securities Purchase Agreement	8-K	001-39071	10.1	October 13, 2026
10.2	Form of Pre-Funded Warrant	8-K	001-39071	10.2	October 13, 2026
10.3	Amendment No.2 to Loan Agreement between ADC Therapeutics SA, certain subsidiaries, the lenders party thereto and Blue owl Opportunistic Lending Master Fund I, L, P, dated October 7, 2026	8-K	001-39071	10.3	October 13, 2026
10.4	Form of Amendment to Lender Warrants	8-K	001-39071	10.4	October 13, 2026
10.5	Amendment No.2 to Purchase and Sale Agreement between ADC Therapeutics SA and entities managed by HealthCare Royalty Management, LLC, dated October 7, 2026	8-K	001-39071	10.5	October 13, 2026
10.6*	Incentive Award Agreement with Ameet Mallik	10-Q	001-39071	10.2	August 13, 2026
10.7*	Incentive Award Agreement with Jose Carmona	10-Q	001-39071	10.3	August 13, 2026
10.8*	Incentive Award Agreement with Mohamed Zaki	10-Q	001-39071	10.4	August 13, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADC Therapeutics SA

/s/ Ameet Mallik
Date: November 9, 2026	By:	Ameet Mallik
Chief Executive Officer
(Principal Executive Officer)

/s/ Jose Carmona
Date: November 9, 2026	By:	Jose Carmona
Chief Financial Officer
(Principal Financial Officer)

/s/ Lisa Kallebo
Date: November 9, 2026	By:	Lisa Kallebo
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)